Form 10QSB
period 2006-03-31
Chardan North China Acquisition Corp
filed 2006-05-17
CIK 1324297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

☐ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 000-51431

Chardan North China Acquisition Corporation
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	20-2479743 (I.R.S. Employer Identification No.)

625 Broadway, Suite 1111, San Diego, California 92101
(Address of Principal Executive Office)

(619) 795-4627
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 1, 2006, 7,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Page
Part I: Financial Information:
Item 1 - Financial Statements (Unaudited):
Balance Sheet	3
Statements of Operations	4
Statement of Stockholders’ Equity	5
Statement of Cash Flows	6
Notes to Financial Statements	7
Item 2 - Management’s Discussion and Analysis or Plan of Operation	9
Item 3 - Controls and Procedures	10
Part II. Other Information
Item 6 - Exhibits	11
Signatures	12

Chardan North China Acquisition Corporation
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$388,299	$856,380
Investments held in trust	30,563,675	30,260,861
Deferred tax asset	332,345	177,370
Prepaid expenses and other	33,503	58,503

Total Assets	$31,317,822	$31,353,114

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$284,909	$224,498
Income taxes payable	129,882	173,120
Deferred interest	146,928	86,395
Total current liabilities	561,719	484,013

Commitments

Common stock subject to possible conversion	5,964,017	5,964,017
1,149,425 shares at conversion value

Stockholders' equity:
Preferred stock, $.0001 par value, 1,000,000	-	-
shares authorized, none issued
Common stock, $.0001 par value: 20,000,000	700	700
shares authorized, 7,000,000 shares issued and outstanding
(includes 1,149,425 shares subject to possible conversion)
Additional paid-in capital	25,006,126	25,006,126
Deficit accumulated during the development stage	(214,740)	(101,742)
Total stockholders' equity	24,792,086	24,905,084

Total Liabilities and Stockholders' Equity	$31,317,822	$31,353,114

See the accompanying notes to condensed financial statements

Chardan North China Acquisition Corporation
(A Development Stage Company)
Condensed Statements of Operations

		From	From
	Three	March 10, 2005	March 10, 2005
	Months	(Inception)	(Inception)
	Ended	Through	Through
	March 31, 2006	March 31, 2005	March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

Costs and Expenses:
Admin and office support	22,500	-	60,000
Consulting	-	-	66,700
Insurance	17,500	-	46,667
Marketing fees	24,836	-	24,836
Professional fees	193,391	-	321,348
State franchise tax	5,875	-	29,650
Travel	86,170	-	233,261
Other operating costs	24,490	900	46,163

Total costs and expenses	374,762	900	828,625

Operating loss	(374,762)	(900)	(828,625)

Interest income	245,351	-	593,224

Net loss before income tax benefit	(129,411)	(900)	235,403

Income tax benefit	16,413	-	20,663

Net loss	$(112,998)	$(900)	$(214,740)

Loss per share–basic and diluted	(0.02)	(0.00)	(0.04)
Weighted average shares outstanding–basic and diluted	7,000,000	1,250,000	4,854,922

See the accompanying notes to condensed financial statements

Chardan North China Acquisition Corporation
(A Development Stage Company)
Condensed Statements of Stockholders' Equity
From March 10, 2005 (Inception) through March 31, 2006

				Deficit
			Additional	Accumulated	Stockholders'
	Common		Paid - In	During the	Equity
	Shares	Amount	Capital	Development Stage	(Deficit)

Issuance of common shares to initial shareholders on March 10, 2005	1,250,000	$125	$24,875	$-	$25,000
at $0.02 per share
Sale of 5,750,000 units, net of underwriters' discount and offering expenses	5,750,000	575	30,945,168	-	30,945,743
(includes 1,149,425 shares subject to possible conversion)					-
Proceeds subject to possible conversion of 1,149,425 shares	-	-	(5,964,017)	-	(5,964,017)
Proceeds from issuance of an underwriter's option	-	-	100	-	100
Loss for the period ended December 31, 2005	-	-	-	(101,742)	(101,742)

Balance at December 31, 2005	7,000,000	700	25,006,126	(101,742)	24,905,084
Unaudited:
Loss for the three months ended March 31, 2006	-	-	-	(112,998)	(112,998)

Balance at March 31, 2006	7,000,000	$700	$25,006,126	$(214,740)	$24,792,086

See the accompanying notes to condensed financial statements

Chardan North China Acquisition Corporation
(A Development Stage Company)
Condensed Statement of Cash Flows

		From	From
	Three	March 10, 2005	March 10, 2005
	Months	(Inception)	(Inception)
	Ended	Through	Through
	March 31, 2006	March 31, 2005	March 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(112,998)	$(900)	$(214,740)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of discounts and interest earned on securities held in trust	(302,814)	-	(728,675)
Cash received on interest bearing accounts	(3,070)	-	(3,070)
Changes in operating Assets and Liabilities:
Prepaid expenses and other current assets	25,000	-	(23,333)
Deferred tax asset	(154,975)	-	(332,345)
Accounts payable and accrued expenses	60,411	900	284,909
Income taxes payable	(43,238)	-	129,882
Deferred interest	60,533	-	146,928
Net cash used by operating activities	(471,151)	-	(740,444)

Cash Flows from Investing Activities:
Purchases of investments held in trust	-	-	(29,835,000)
Cash received on interest bearing accounts	3,070	-	3,070
Net cash used by investing activities	3,070	-	(29,831,930)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	25,000	34,525,000
Proceeds from issuance of option	-	-	100
Payment of costs associated with public offering	-	(25,000)	(3,554,257)
Advance to affiliate	-	-	(10,170)
Net cash provided by financing activities	-	-	30,960,673

Net increase in cash and cash equivalents	(468,081)	-	388,299
Cash and cash equivalents, beginning of the period	856,380	-	-
Cash and cash equivalents, end of the period	$388,299	$-	$388,299

See the accompanying notes to condensed financial statements

CHARDAN NORTH CHINA ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

1. SUMMARY OF ORGANIZATION AND BASIS OF PRESENTATION

Business and Organization - Chardan China Acquisition Corp. II, now known as Chardan North China Acquisition Corporation ("Chardan North"), was incorporated in Delaware on March 10, 2005 as a blank check company whose objective is to merge with, acquire or engage in a similar transaction (a “Business Combination”) with an operating business that has its primary operating facilities in the People Republic of China in any city or province north of the Yangtze River.

Effective July 14, 2005, the Company's Board of Directors and Initial Stockholders authorized an amendment to the Company's Certificate of Incorporation to change the Company's name from Chardan China Acquisition Corp. II to Chardan North China Acquisition Corporation.

In August 2005, Chardan North commenced its efforts to locate a company with which to effect a business combination. After signing a definitive agreement for the acquisition of a target business (which has now occurred), such transaction will be submitted for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to Chardan North’s initial public offering, vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the initial public offering, including all of the officers and directors of the Company, have agreed to vote their 1,250,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to the Business Combination. After consummation of the Business Combination, all of these voting safeguards will no longer be applicable. With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination.

Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount originally held in the Trust Fund) has been classified as common stock subject to possible conversion in the accompanying balance sheet, and 19.99% of the related interest earned on the investments held in the Trust Fund has been recorded as deferred interest.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005, included in Form 10-KSB filed with the Securities and Exchange Commission. The December 31, 2005 balance sheet has been derived from the audited financial statements.

2. RELATED PARTY TRANSACTIONS

Commencing on August 2, 2005 and ending upon the acquisition of a target business, the Company incurs an administrative fee of $7,500 per month from Chardan Capital, LLC, a company managed and partially owned by the Company's Chairman of the Board and two of its officers and directors. The fee includes the provision of office space and certain office and secretarial services. The statement of operations for the period ended March 31, 2006 includes $22,500 of such fees.

In May 2005 the Company made a non-interest bearing advance of $10,170 to an affiliate, which is included in prepaid expenses and other current assets on the accompanying balance sheet. This amount is due on demand, and is expected to be repaid in the current fiscal year.

3. MATERIAL AGREEMENTS

On February 2, 2006, the Company entered into a definitive stock purchase agreement pursuant to which it will acquire a controlling interest in Beijing HollySys Company, Limited and Hangzhou HollySys Automation Company, Limited (collectively referred to as "HollySys"). Upon completion of the transaction, Chardan North will own 74.11% and 89.64%, respectively, of the two companies. If approved by the stockholders of Chardan North, the transaction is expected to close in the third quarter of 2006. At closing, Chardan North will merge with and into its wholly owned subsidiary, HLS Systems International, Limited ("HLS" or the "Company"), a British Virgin Islands corporation, for the purpose of changing Chardan North’s jurisdiction of incorporation to the British Virgin Islands.

Under the terms of the acquisition, Chardan North will acquire from participating shareholders their equity interests in HollySys by acquiring Gifted Time Holdings, Ltd., a British Virgin Islands corporation that holds all of those interests. The Gifted Time interests in HollySys will be exchanged for 23,500,000 shares of common stock of Chardan North, equal to 77% of the total issued and outstanding common stock of the post-transaction company, and cash consideration of $30,000,000. A variable portion of the cash consideration will be deferred, ranging from $3,000,000 to $7,000,000, depending on the number of shares that Chardan North shareholders redeem, if any, in the process of approving the transaction. The deferred cash compensation will either be paid at the rate of 50% of positive cash flow generated by the Company post-acquisition based on audited financial statements or upon the receipt of $60,000,000 in equity investment, whether from the exercise of issued and outstanding warrants or other sources.

As additional consideration, participating parties will be entitled to receive, on an all or none basis each year, an additional 2,000,000 shares for each of the next four fiscal years beginning with the year ending June 30, 2007 if HollySys achieves the following operating after-tax profits:

FY Ending June 30	After-Tax Profit
2007	$ 23,000,000
2008	$ 32,000,000
2009	$ 43,000,000
2010	$ 61,000,000

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission. Please refer to our Annual Report on Form 10-KSB for a discussion of the risks relating to our business.

Background

We were formed on March 10, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business that has its primary operating facilities located in the People’s Republic of China in any city or province north of the Yangtze River, including but not limited to the Jiangshu and Hubei provinces and Chongqing. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

We consummated our initial public offering on August 10, 2005. All activity from March 10, 2005 through August 10, 2005 related to our formation and our initial public offering.

Recent Developments

On February 2, 2006 we entered into a Stock Purchase Agreement with the stockholders of Gifted Time Holdings Ltd. for the acquisition of that company, which is a holding company that owns a majority interest in each of two Chinese companies, Beijing HollySys Co., Ltd., and Hangzhou HollySys Automation Co., Ltd., (collectively, “HollySys”). HollySys is engaged in the production and sale of industrial automation and control systems. For a more complete discussion of our proposed business combination, including the risks related to our acquisition of HollySys, see our Current Report on Form 8-K dated February 2, 2006 and filed with the SEC on February 3, 2006.

The consummation of this transaction, which includes our merging with our wholly owned subsidiary, HLS Systems International, Ltd. for the purpose of redomiciling to the British Virgin Islands, requires the approval of our stockholders. On March 30, 2006 we filed a registration statement on Form S-4 to register the stock that will be issued to our stockholders in that merger, if our stockholders approve the merger and acquisition of Gifted Time Holdings. The Form S-4 also includes proxy materials for conducting the required stockholder vote. We intend to distribute the S-4 to our stockholders promptly after receiving SEC approval of it and to conduct the stockholder vote as soon as practicable thereafter. As the consummation of the proposed transaction with Gifted Time Holdings Ltd. depends upon the outcome of the stockholder vote, unless otherwise indicated, the remainder of this Quarterly Report on Form 10-QSB includes information only about us, and it does not include any information regarding Gifted Time Holdings Ltd. or HollySys.

The net loss of $112,998 for the three months ended March 31, 2006 consisted primarily of $86,170 of travel expenses, $22,500 for a monthly administrative services agreement, $17,500 for directors and officers liability insurance, state franchise taxes of $5,875, $193,391 for professional fees, $24,836 for marketing fees and $24,490 for other operating costs, offset by interest in the amount of $245,351and an income tax benefit of $16,413.

As we were incorporated on March 10, 2005 and engaged in no operations for the balance of the first quarter of 2005, no comparison is provided for the periods March 10 to March 31, 2005 and March 10 to March 31, 2006, as such comparison would provide no information of value in understanding the financial condition of our business.

Gross proceeds from our initial public offering were $34,500,000. We paid a total of $3,035,000 in underwriting discounts and commissions, and approximately $519,257 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $30,945,843, of which $29,835,000 was deposited into the trust account (or approximately $5.19 per share sold in the offering). The remaining proceeds were available to us for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses.

We intend to use substantially all of the net proceeds of our offering that are not in the trust fund to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business after consummation of the business combination, including the payment of any expenses that have been accrued but not paid as of the date of that consummation.

We do not believe that we currently have sufficient funds outside the trust fund to operate through August 10, 2007, assuming a business combination is not consummated prior to that time. Should we require additional operating capital prior to concluding a business combination, we expect to obtain it by borrowing, some or all of which may be loans made to us by our officers and directors.

Whether we will have to borrow funds to consummate the proposed transaction with Gifted Time Holdings, Ltd. will depend on how quickly we can obtain SEC approval of our S-4 registration statement, which is presently under review. At the time we close a business combination, assuming that occurs, our current liabilities will exceed our current assets, in which case the additional liabilities will be paid out of the funds held in the trust account.

It is possible that we will need to raise additional funds to consummate a business combination that is presented to us. We would most likely do so through a private offering of debt or equity securities, and we would only consummate such a financing simultaneously with the consummation of a business combination approved by our stockholders.

ITEM 3. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2006 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. OTHER INFORMATION

On May 16, 2006, Chardan North China Acquisition Corporation (the “Company”) entered into an amendment to the Investment Management Trust Agreement, dated as of August 2, 2005, between the Company and Continental Stock Transfer & Trust Company, relating to the trust account established on closing of the Company’s initial public offering. The amendment expands the permissible investments of funds in the trust account (initially limited to government securities having maturities of 180 days or less) to permit investment in any open-ended investment company registered under the Investment Company Act of 1940 that holds itself out as a money market fund meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 promulgated under the Investment Company Act.

PART II.

OTHER INFORMATION

ITEM 6: EXHIBITS

(a) Exhibits:

10.6* - Stock Purchase Agreement dated as of February 2, 2006 with the stockholders of Gifted Time Holdings Ltd.

31.1 - Section 302 Certification by CEO

31.2 - Section 302 Certification by CFO

32.1 - Section 906 Certification by CEO

32.2 - Section 906 Certification by CFO

* Incorporated by reference from registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARDAN NORTH CHINA ACQUISITION CORPORATION

Dated: May 15, 2006	By:	/s/ Li Zhang
Li Zhang
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kerry Propper
Kerry Propper
Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)