Form 10QSB
period 2006-06-30
Chardan North China Acquisition Corp
filed 2006-08-21
CIK 1324297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 000-51431

Chardan North China Acquisition Corporation
-----------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware -------------- (State or other Jurisdiction of Incorporation or Organization)	20-2479743 --------------- (I.R.S. Employer Identification No.)

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

Yes ☒  No ☐

As of August 1, 2006, 7,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

Page

Part I: Financial Information:

Item 1 - Financial Statements (Unaudited):

Balance Sheet	3

Statements of Operations	4

Statement of Stockholders’ Equity	5

Statement of Cash Flows	6

Notes to Financial Statements	7

Item 2 - Management’s Discussion and Analysis or Plan of Operation	9

Item 3 - Controls and Procedures	10

Part II. Other Information

Item 6 - Exhibits	11

Signatures	12

Chardan North China Acquisition Corporation
(A Development Stage Company)
Condensed Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$48,618	$856,380
Investments held in trust	30,780,994	30,260,861
Deferred tax asset	451,839	177,370
Prepaid expenses and other	16,003	58,503

Total Assets	$31,297,454	$31,353,114

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$260,406	$224,498
Income taxes payable	206,501	173,120
Deferred interest	190,370	86,395
Total current liabilities	657,277	484,013

Commitments

Common stock subject to possible conversion	5,964,017	5,964,017
1,149,425 shares at conversion value

Stockholders' equity:
Preferred stock, $.0001 par value, 1,000,000	-	-
shares authorized, none issued
Common stock, $.0001 par value: 20,000,000	700	700
shares authorized, 7,000,000 shares issued and outstanding
(includes 1,149,425 shares subject to possible conversion)
Additional paid-in capital	25,006,126	25,006,126
Accumulated deficit	(330,666)	(101,742)
Total stockholders' equity	24,676,160	24,905,084

Total Liabilities and Stockholders' Equity	$31,297,454	$31,353,114

See the accompanying notes to condensed financial statements

Chardan North China Acquisition Corporation
(A Development Stage Company)
Condensed Statements of Operations

				From	From
	Three	Three	Six	March 10, 2005	March 10, 2005
	Months	Months	Months	(Inception)	(Inception)
	Ended	Ended	Ended	Through	Through
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Costs and Expenses
Admin and office support	22,500	-	45,000	-	82,500
Consulting	-	-	-	-	66,700
Insurance	17,500	-	35,000	-	64,167
Marketing fees	30,347	-	55,183	-	55,183
Professional fees	166,827	-	360,218	-	488,175
State franchise tax	5,875	-	11,750	-	35,525
Travel	77,513	-	163,683	-	310,774
Other operating costs	12,117	160	36,607	1,060	58,280

Total costs and expenses	332,679	160	707,441	1,060	1,161,304

Operating loss	(332,679)	(160)	(707,441)	(1,060)	(1,161,304)

Other income:
Interest income	173,878	-	419,229	-	767,100

Net loss before income tax provision	(158,801)	(160)	(288,212)	(1,060)	(394,204)

Income tax benefit	42,875	-	59,288	-	63,538

Net loss	$(115,926)	$(160)	$(228,924)	$(1,060)	$(330,666)

Loss per share - basic and diluted	(0.02)	(0.00)	(0.03)	(0.00)	(0.06)
Weighted average shares outstanding - basic and diluted	7,000,000	1,250,000	7,000,000	1,250,000	5,264,151

See the accompanying notes to condensed financial statements

Chardan North China Acquisition Corporation
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
From March 10, 2005 (Inception) through June 30, 2006

				Deficit
			Additional	Accumulated	Stockholders'
	Common		Paid - In	During The	Equity
	Shares	Amount	Capital	Development Stage	(Deficit)

Issuance of common shares to initial shareholders on March 10, 2005	1,250,000	$125	$24,875	$-	$25,000
at $0.02 per share
Sale of 5,750,000 units, net of underwriters' discount and offering expenses	5,750,000	575	30,945,168	-	30,945,743
(includes 1,149,425 shares subject to possible conversion)					-
Proceeds subject to possible conversion of 1,149,425 shares	-	-	(5,964,017)	-	(5,964,017)
Proceeds from issuance of an underwriter's option	-	-	100	-	100
Loss for the period ended December 31, 2005	-	-	-	(101,742)	(101,742)

Balance at December 31, 2005	7,000,000	700	25,006,126	(101,742)	24,905,084

Unaudited: Loss for the six months ended June 30, 2006	-	-	-	(228,924)	(228,924)

Balance at June 30, 2006	7,000,000	$700	$25,006,126	$(330,666)	$24,676,160

See the accomanying notes to condensed financial statements

Chardan North China Acquisition Corporation
(A Development Stage Company)
Condensed Statement of Cash Flows
		From	From
	Six	March 10, 2005	March 10, 2005
	Months	(Inception)	(Inception)
	Ended	Through	Through
	June 30, 2006	June 30, 2005	June 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(228,924)	$(1,060)	$(330,666)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of discounts and interest earned on securities held in trust	(520,132)	-	(945,993)
Cash received on interest bearing accounts	(3,070)	-	(3,070)
Changes in operating Assets and Liabilities:
Prepaid expenses and other current assets	42,500	(73,432)	(5,833)
Deferred tax asset	(274,469)	-	(451,839)
Accounts payable and accrued expenses	35,908	12,417	260,406
Income taxes payable	33,381	-	206,501
Deferred interest	103,974	-	190,369
Net cash used by operating activities	(810,832)	(62,075)	(1,080,125)

Cash Flows from Investing Activities:
Purchases of investments held in trust	-	-	(29,835,000)
Cash received on interest bearing accounts	3,070	-	3,070
Net cash used by investing activities	3,070	-	(29,831,930)

Cash Flows from Financing Activities
Proceeds from related party loans	-	80,000	-
Proceeds from issuance of common stock	-	25,000	34,525,000
Proceeds from issuance of option	-	-	100
Payment of costs associated with public offering	-	(25,000)	(3,554,257)
Advance to affiliate	-	-	(10,170)
Net cash provided by financing activities	-	80,000	30,960,673

Net increase in cash and cash equivalents	(807,762)	17,925	48,618
Cash and cash equivalents, beginning of the period	856,380	-	-
Cash and cash equivalents, end of the period	$48,618	$17,925	$48,618

See the accompanying notes to condensed financial statements

CHARDAN NORTH CHINA ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006

1. SUMMARY OF ORGANIZATION AND BASIS OF PRESENTATION

Business and Organization - Chardan North China Acquisitions Corp. (Chardan North) was incorporated in Delaware on March 10, 2005 as a blank check company whose objective is to acquire an operating business that has its primary operating facilities in the People Republic of China in any city or province north of the YangtzeRiver.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005, included in Form 10-KSB filed with the Securities and Exchange Commission.

CHARDAN NORTH CHINA ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006

2. RELATED PARTY TRANSACTIONS

Commencing on August 2, 2005 and ending upon the acquisition of a target business, the Company incurs an administrative fee of $7,500 per month from Chardan Capital, LLC, a company managed and partially owned by the Company's Chairman of the Board. The fee includes the provision of office space and certain office and secretarial services. The statements of operations for the three and six month periods ended June 30, 2006 include $22,500 and $45,000 of such fees, respectively.

In May 2005 the Company made a non-interest bearing advance of $10,170 to an affiliate, which is included in prepaid expenses and other current assets on the accompanying balance sheet. This amount is due on demand, and is expected to be repaid in the current fiscal year.

3. MATERIAL AGREEMENTS

On February 2, 2006, the Company entered into a definitive stock purchase agreement pursuant to which it will acquire a controlling interest in Beijing HollySys Company, Limited and Hangzhou HollySys Automation, Limited (collectively referred to as "HollySys"). Upon completion of the transaction, Chardan North will own 74.11% and 89.64%, respectively, of the two companies. The original termination of the agreement was June 30, 2006. On June 5, 2006, the stock purchase agreement was amended to extend the termination date to December 31, 2006. At closing, Chardan North will change its name to HLS Systems International, Limited ("HLS" or the "Company").

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

As additional consideration, participating parties will be entitled to receive, on an all or none basis each year, an additional 2,000,000 shares for each of the next four fiscal years beginning with the year ending June 30, 2007 if HollySys achieves the following operating after-tax profits:

FY Ending June 30	After-Tax Profit
2007	$23,000,000
2008	$32,000,000
2009	$43,000,000
2010	$61,000,000

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

Background

We were formed on March 10, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business that has its primary operating facilities located in the People’s Republic of China in any city or province north of the Yangtze River, including but not limited to the Jiangshu and Hubei provinces and Chongqing. We intend to utilize cash derived from the proceeds of our public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

We consummated our initial public offering on August 10, 2005. All activity from March 10, 2005 through August 10, 2005 related to our formation and our initial public offering.

Recent Developments

On February 2, 2006 we entered into a Stock Purchase Agreement with the stockholders of Gifted Time Holdings, Ltd. for the acquisition of that company, which is a holding company that owns a majority interest in each of two Chinese companies, Beijing HollySys Co., Ltd., and Hangzhou HollySys Automation Co., Ltd., (collectively, “HollySys”). HollySys is engaged in the production and sale of industrial automation and control systems. For a more complete discussion of our proposed business combination, including the risks related to our acquisition of HollySys, see the Form S-4 (as amended) filed by our wholly-owned subsidiary HLS Systems International Ltd., by which we are seeking to solicit shareholder approval of the proposed Business Combination and register the stock received by our current stockholders as a result of the Redomestication Merger that will occur if the Business Combination is approved.

The consummation of this transaction requires the approval of our stockholders. On March 30, 2006 we filed a registration statement on Form S-4 to register the stock that will be issued to our stockholders in that merger, if our stockholders approve the merger and acquisition of Gifted Time Holdings. On June 28, 2006 we filed an amendment to that registration statement in response to comments received from the SEC on the initial filing. The registration statement also includes proxy materials for conducting the required stockholder vote. We intend to distribute the proxy statement/prospectus included in the registration statement to our stockholders promptly after the SEC declares the registration statement effective it and to conduct the stockholder vote as soon as practicable thereafter. As the consummation of the proposed transaction with Gifted Time Holdings, Ltd. depends upon the outcome of the stockholder vote, unless otherwise indicated, the remainder of this Quarterly Report on Form 10-QSB includes information only about us, and it does not include any information regarding Gifted Time Holdings, Ltd. or HollySys.

In conjunction with the filing of the S-4 Registration Statement, the staff of the SEC is reviewing our financial statements. There are several aspects of our financial statements that have not previously been reviewed by the SEC, including the accounting for consummation of our initial public offering. Recently, the staff of the SEC has raised questions about the application of various accounting rules and guidance, including EITF 00-19, to offerings by special purpose acquisition companies, such as our company, which involve warrants and purchase options. If the SEC staff ultimately concludes that application of these provisions would require a different treatment of certain aspects of our financial statements, we may be required to restate our financial statements, including reflecting as a liability on our balance sheet our obligation to maintain an effective registration statement with respect to the offer and sale of shares issuable upon exercise of our outstanding warrants and purchase options.

The net loss of $125,401 for the three months ended June 30, 2006 resulted from expenses of $323,546, which consisted primarily of travel expenses, amounts paid under a monthly administrative services agreement, directors and officers liability insurance premiums, state franchise taxes, professional fees and other operating costs incurred in our efforts to consummate a Business Combination with Gifted Time Holdings, Ltd., offset by interest income of $173,876 and an income tax benefit of $24,269.

For the six months ended June 30, 2006, our net loss was $238,527, which resulted from expenses of $698,437 that consisted primarily of travel expenses, amounts paid under a monthly administrative services agreement, due diligence consulting fees, directors and officers liability insurance premiums, state franchise taxes, professional fees and other operating costs incurred in our efforts to consummate a Business Combination with Gifted Time Holdings, Ltd., offset by interest income of $419,228 and an income tax benefit of $40,682.

As we were incorporated only on March 10, 2005 and began our efforts to locate and negotiate with a target for a Business Combination only after our initial public offering, which occurred in the third quarter of 2005, no comparison is provided for either the three-month or the six-month periods ending June 30, 2005 and June 30, 2006, as such comparison would provide no information of value in understanding the financial condition of our business.

Gross proceeds from our initial public offering were $34,500,000. We paid a total of $3,035,000 in underwriting discounts and commissions, and approximately $519,257 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $30,945,843, of which $29,835,000 was deposited into the trust account (or approximately $5.19 per share sold in the offering). The remaining proceeds have been available to us for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We have expended significant amounts during the first six months of 2006 in drafting and negotiating the definitive agreements for our proposed Business Combination and in drafting and revising in response to SEC comments on our Form S-4 registration statement and proxy materials.

We had an accumulated deficit of just over $340,000 as of June 30, 2006, reflecting the fact that we have incurred expenses in excess of the net proceeds of our offering that were not placed in the trust fund to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business after consummation of the business combination, including the payment of any expenses that have been accrued but not paid as of the date of that consummation.

We do not believe that we currently have sufficient funds outside the trust fund to operate through August 10, 2007 or date of the consummation of the proposed Business Combination or, if it is not approved by our stockholders, a different Business Combination, whichever occurs first. We expect to obtain the additional operating capital we will need by borrowing, some or all of which may be loans made to us by our officers and directors or their affiliates.

How much we will have to borrow to consummate the proposed transaction with Gifted Time Holdings, Ltd. will depend on how quickly we can obtain effectiveness of our S-4 registration statement. At the time we close a Business Combination, assuming that occurs, our current liabilities will exceed our current assets, in whch case the additional liabilities will be paid out of the funds held in the trust account.

It is possible that we will need to raise additional funds as consideration paid in connection with consummation of a Business Combination, although the terms of the definitive agreement with respect to the acquisition of Gifted Time Holdings, Ltd. interests in HollySys are such that additional funds will not be required for that purpose. Should that need arise, however, we would most likely do so through a private offering of debt or equity securities, and we would only consummate such a financing simultaneously with the consummation of a Business Combination approved by our stockholders.

ITEM 3. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 6: EXHIBITS

(a)   Exhibits:

10.7 *- Second Amendment to Stock Purchase Agreement

10.8 - Amendment to Investment Management Trust Agreement

31.1 - Section 302 Certification by CEO

31.2 - Section 302 Certification by CFO

32.1 - Section 906 Certification by CEO

32.2 - Section 906 Certification by CFO

* Incorporated by reference from Annex A to the registration statement on Form S-4 (Reg. No. 333-132286)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARDAN NORTH CHINA ACQUISITION CORPORATION
Dated: August 21, 2006
	By:	/s/ Li Zhang

Li Zhang Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kerry Propper

Kerry Propper Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)