Form 10QSB
period 2006-09-30
Chardan North China Acquisition Corp
filed 2006-11-14
CIK 1324297

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2006

[_]      Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _____________ to _____________

                        Commission File Number 000-51431

                   Chardan North China Acquisition Corporation
                   -------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Delaware                                            20-2479743
          --------------                                       ---------------
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [_]

         As of November 1, 2006, 7,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [_] No [X]

                                                                            Page

Part I:  Financial Information:

         Item 1 - Financial Statements (Unaudited):

              Balance Sheet                                                    3

              Statements of Operations                                         4

              Statement of Stockholders' Equity                                5

              Statement of Cash Flows                                          6

              Notes to Financial Statements                                    7

         Item 2 - Management's Discussion and Analysis or Plan of Operation    9

         Item 3 - Controls and Procedures                                     10

Part II.  Other Information

         Item 6 - Exhibits                                                    11

Signatures                                                                    12

                   Chardan North China Acquisition Corporation
                          (A Development Stage Company)
                            Condensed Balance Sheets

                                                                       September 30, 2006      December 31, 2005
                                                                      ---------------------   -------------------
                                                                          (Unaudited)

                                     ASSETS
Current assets:
    Cash and cash equivalents                                         $               --     $            856,380
    Investments held in trust                                                   31,035,547             30,260,861
    Deferred tax asset                                                             387,181                177,370
    Prepaid expenses and other                                                      18,614                 58,503
                                                                      --------------------   --------------------

Total Assets                                                          $         31,441,342   $         31,353,114
                                                                      ====================   ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                             $            377,976   $            224,498
    Income taxes payable                                                           172,236                173,120
    Notes payable, related parties                                                  55,000                   --
    Deferred interest                                                              241,255                 86,395
                                                                      --------------------   --------------------
Total current liabilities                                                          846,467                484,013
                                                                      --------------------   --------------------

Commitments

Common stock subject to possible conversion                                      5,964,017              5,964,017
                                                                      --------------------   --------------------
    1,149,425 shares at conversion value

Stockholders' equity:
    Preferred stock, $.0001 par value, 1,000,000                                      --                     --
          shares authorized, none issued
    Common stock, $.0001 par value: 20,000,000                                         700                    700
          shares authorized, 7,000,000 shares issued and outstanding
          (includes 1,149,425 shares subject to possible conversion)
    Additional paid-in capital                                                  25,006,126             25,006,126
    Accumulated deficit                                                           (375,968)              (101,742)
                                                                      --------------------   --------------------
Total stockholders' equity                                                      24,630,858             24,905,084
                                                                      --------------------   --------------------

Total Liabilities and Stockholders' Equity                            $         31,441,342   $         31,353,114
                                                                      ====================   ====================

          See the accompanying notes to condensed financial statements

                   Chardan North China Acquisition Corporation
                          (A Development Stage Company)
                       Condensed Statements of Operations

                                                                                                     From                From
                                          Three                Three              Nine           March 10, 2005     March 10, 2005
                                          Months              Months             Months            (Inception)       (Inception)
                                          Ended                Ended             Ended               Through           Through
                                    September 30, 2006  September 30, 2005 September 30, 2006  September 30, 2005 September 30, 2006
                                    ------------------  ------------------ ------------------  ------------------ ------------------
                                       (Unaudited)          (Unaudited)       (Unaudited)          (Unaudited)       (Unaudited)
Costs and Expenses
      Admin and office support            22,500             15,000            67,500             15,000            105,000

      Consulting                              --             66,700                --             66,700             66,700
      Insurance                           14,277             10,740            49,277             10,740             78,444

      Marketing fees                      33,726                 --            88,909                 --             88,909
      Professional fees                   88,371              4,335           448,589              5,275            576,546
      State franchise tax                  6,063             13,778            17,813             13,778             41,588
      Travel                              31,600             29,949           195,283             29,949            342,373
      Other operating costs               21,791              4,499            58,398              4,659             80,073
                                     -----------        -----------       -----------        -----------        -----------

Total costs and expenses                 218,328            145,001           925,769            146,101          1,379,633
                                     -----------        -----------       -----------        -----------        -----------

Operating loss                          (218,328)          (145,001)         (925,769)          (146,101)        (1,379,633)

Other income (expense):
      Interest income                    203,668            114,558           622,896            114,558            970,768

      Interest expense                      (249)                --              (249)                --               (249)
                                     -----------        -----------       -----------        -----------        -----------

      Total other income (expense)       203,419            114,558           622,647            114,558            970,519
                                     -----------        -----------       -----------        -----------        -----------

Net loss before income tax provision     (14,909)           (30,443)         (303,122)           (31,543)          (409,114)


      Income tax benefit (expense)       (30,392)                --            28,896                 --             33,146
                                     -----------        -----------       -----------        -----------        -----------

Net loss                             $   (45,301)       $   (30,443)      $  (274,226)       $   (31,543)       $  (375,968)
                                     ===========        ===========       ===========        ===========        ===========

Loss per share - basic and diluted         (0.01)             (0.01)            (0.04)             (0.01)             (0.07)
Weighted average shares
  outstanding - basic and diluted      7,000,000          4,442,935         7,000,000          2,682,927          5,544,815


          See the accompanying notes to condensed financial statements

                   Chardan North China Acquisition Corporation
                          (A Development Stage Company)
                  Statements of Changes in Stockholders' Equity
           From March 10, 2005 (Inception) through September 30, 2006

                                                                                                          Deficit
                                                                      Common            Additional     Accumulated     Stockholders'
                                                            ---------------------------  Paid - In     During The          Equity
                                                               Shares         Amount      Capital     Development Stage    (Deficit)
                                                            ------------   ------------ ------------ -----------------  ------------
Issuance of common shares to initial shareholders
      on March 10, 2005 at $0.02 per share                     1,250,000   $        125 $     24,875              --  $     25,000


Sale of 5,750,000 units, net of underwriters'
  discount and offering expenses                                5,750,000            575   30,945,168              --   30,945,743
  (includes 1,149,425 shares subject to possible conversion)          --

Proceeds subject to possible conversion of 1,149,425 shares           --             --   (5,964,017)             --    (5,964,017)

Proceeds from issuance of an underwriter's option                     --             --          100              --           100

Loss for the period ended December 31, 2005                           --             --           --        (101,742)    (101,742)
                                                            ------------   ------------ ------------    ------------  ------------

Balance at December 31, 2005                                   7,000,000            700   25,006,126        (101,742)   24,905,084

Unaudited:

Loss for the nine months ended September 30, 2006                     --             --           --        (274,226)     (274,226)
                                                            ------------   ------------ ------------    ------------  ------------
Balance at September 30, 2006                                  7,000,000   $        700 $ 25,006,126    $   (375,968) $ 24,630,858
                                                            ============   ============ ============    ============  ============


          See the accompanying notes to condensed financial statements

                   Chardan North China Acquisition Corporation
                          (A Development Stage Company)
                        Condensed Statement of Cash Flows

                                                                                         From                 From
                                                                     Nine            March 10, 2005       March 10, 2005
                                                                    Months             (Inception)          (Inception)
                                                                     Ended               Through              Through
                                                               September 30, 2006   September 30, 2005   September 30, 2006
                                                               ------------------   ------------------   ------------------
                                                                  (Unaudited)           (Unaudited)          (Unaudited)

Cash Flows from Operating Activities:
Net loss                                                          $   (274,226)        $    (31,543)        $   (392,278)
Adjustments to reconcile net loss to net cash
used in operating activities:
         Amortization of discounts and interest
           earned on securities held in trust                         (774,686)            (140,588)          (1,200,547)
         Cash received on interest bearing accounts                     (3,070)                  --               (3,070)
Changes in operating Assets and Liabilities:
         Prepaid expenses and other current assets                      39,889              (90,265)              (8,444)
         Deferred tax asset                                           (209,811)                  --             (387,181)
         Accounts payable and accrued expenses                         153,478               75,260              394,287
         Income taxes payable                                             (884)                  --              178,733
         Deferred interest                                             154,860               28,103              241,255
                                                                  ------------         ------------         ------------
Net cash provided (used) by operating activities                      (914,450)            (159,033)          (1,177,245)
                                                                  ------------         ------------         ------------

Cash Flows from Investing Activities:
         Purchases of investments held in trust                             --          (29,835,000)         (29,835,000)
         Cash received on interest bearing accounts                      3,070                   --                3,070
                                                                  ------------         ------------         ------------
Net cash provided (used) by investing activities                         3,070          (29,835,000)         (29,831,930)
                                                                  ------------         ------------         ------------

Cash Flows from Financing Activities
         Proceeds from related party loans                              55,000                   --               55,000
         Proceeds from issuance of common stock                             --           34,525,000           34,525,000
         Proceeds from issuance of option                                   --                  100                  100
         Payment of costs associated with public offering                   --           (3,554,257)          (3,554,257)
         Advance to affiliate                                               --              (10,170)             (10,170)
                                                                  ------------         ------------         ------------
Net cash provided (used) by financing activities                        55,000           30,960,673           31,015,673
                                                                  ------------         ------------         ------------

Net increase (decrease) in cash and cash equivalents                  (856,380)             966,640                6,498
Cash and cash equivalents, beginning of the period                     856,380                   --                   --
                                                                  ------------         ------------         ------------
Cash and cash equivalents, end of the period                      $         --         $    966,640         $      6,498
                                                                  ============         ============         ============

          See the accompanying notes to condensed financial statements

                   CHARDAN NORTH CHINA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

1. SUMMARY OF ORGANIZATION AND BASIS OF PRESENTATION

         Business and Organization - Chardan North China Acquisition Corp. (Chardan North) was incorporated in Delaware on March 10, 2005 as a blank check company whose objective is to acquire an operating business that has its primary operating facilities in the Peoples Republic of China in any city or province north of the Yangtze River.

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

          The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2005, included in Form 10-KSB filed with the Securities and Exchange Commission. The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements.

         Reclassifications - Certain reclassifications have been made in the prior period financial statements for presentation purposes to conform to the current presentation.

2. GOING CONCERN

         These financial statements have been prepared assuming that the Company will continue as a going concern. Management believes it has made adequate provisions to ensure the Company's continued existence. However, the Company has operating and liquidity concerns, and has incurred an accumulated deficit of approximately $375,000 through September 30, 2006. These factors, among others, create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

3. RELATED PARTY TRANSACTIONS

         Commencing on August 2, 2005 and ending upon the acquisition of a target business, the Company incurs an administrative fee of $7,500 per month from Chardan Capital, LLC, a company managed and partially owned by the Company's Chairman of the Board. The fee includes the provision of office space and certain office and secretarial services. The statements of operations for the three- and nine-month periods ended September 30, 2006 include $22,500 and $67,500 of such fees, respectively.

         In May 2005 the Company made a non-interest bearing advance of $10,170 to an affiliate, which is included in prepaid expenses and other current assets on the accompanying balance sheet. This amount is due on demand, and is expected to be repaid in the current fiscal year.

4. NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consists of the following as of September 30, 2006:


  Unsecured demand notes payable - shareholder notes bearing an annual interest rate of 8% due on various dates in August and September 2007. $55,000

  Total notes payable, related parties                                   $55,000

     Total interest expense on notes payable - related parties was $248 for the three months ended September 30, 2006.

5. MATERIAL AGREEMENTS

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

Recent Developments

         On February 2, 2006 we entered into a Stock Purchase Agreement with the stockholders of Gifted Time Holdings, Ltd. for the acquisition of that company, which is a holding company that owns a majority interest in each of two Chinese companies, Beijing HollySys Co., Ltd., and Hangzhou HollySys Automation Co., Ltd., (collectively, "HollySys"). HollySys is engaged in the production and sale of industrial automation and control systems. For a more complete discussion of our proposed business combination, including the risks related to our acquisition of HollySys, see our Current Report on Form 8-K dated February 2, 2006 and filed with the SEC on February 3, 2006, and the registration statement on Form S-4 (as amended), by which we are seeking to solicit shareholder approval of the proposed Business Combination and register the stock to be received by our current stockholders as a result of the Redomestication Merger that will occur if the Business Combination is approved.

         The consummation of this transaction requires the approval of our stockholders. On March 30, 2006 we filed a registration statement on Form S-4 to register the stock that will be issued to our stockholders in that merger, if our stockholders approve the merger and acquisition of Gifted Time Holdings. On June 28, 2006 we filed an amendment to that registration statement in response to comments received from the SEC on the initial filing, and on September 1, 2006, we filed a further amendment of the registration statement with the SEC in response to comments received from it on the first amendment. The registration statement also includes proxy materials for conducting the required stockholder vote. We intend to distribute the proxy materials to our stockholders promptly after the SEC declares the registration statement effective and to conduct the stockholder vote as soon as practicable thereafter. As the consummation of the proposed transaction with Gifted Time Holdings, Ltd. depends upon the outcome of the stockholder vote, unless otherwise indicated, the remainder of this Quarterly Report on Form 10-QSB includes information only about us, and it does not include any information regarding Gifted Time Holdings, Ltd. or HollySys.

         The net loss of $45,301 for the three months ended September 30, 2006 resulted from expenses of $218,328, which consisted primarily of the following: approximately $31,600 in travel expenses, $22,500 paid under a monthly administrative services agreement, $33,726 in marketing fees, $14,277 in directors and officers liability insurance premiums, state franchise taxes of $6,063, professional fees of $88,371 and other operating costs of approximately $21,791 incurred in our efforts to consummate a Business Combination with Gifted Time Holdings, Ltd. Those expenses were offset by interest income of $203,668, interest expense of $249 and an income tax expense of $30,392, resulting in net loss of $45,301.

         For the nine months ended September 30, 2006, our net loss was $274,226, which resulted from expenses of $925,769 that consisted primarily of travel expenses, amounts paid under a monthly administrative services agreement, marketing fees, directors and officers liability insurance premiums, state franchise taxes and professional fees incurred in our efforts to consummate a Business Combination with Gifted Time Holdings, Ltd.. Those expenses were offset by interest income of $622,896, interest expense of $249 and an income tax benefit of $28,896.

          As we were incorporated only on March 10, 2005 and began our efforts to locate and negotiate with a target for a Business Combination only after our initial public offering, which occurred in the third quarter of 2005, no comparison is provided for either the three-month or the nine-month periods ending September 30, 2005 and September 30, 2006, as such comparison would provide no information of value in understanding the financial condition of our business.

         Gross proceeds from our initial public offering were $34,500,000. We paid a total of $3,035,000 in underwriting discounts and commissions, and approximately $519,257 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $30,945,843, of which $29,835,000 was deposited into the trust account (or approximately $5.19 per share sold in the offering). The remaining proceeds have been available to us for business, legal and accounting due diligence on prospective acquisitions, tax payments and continuing general and administrative expenses. We have expended significant amounts during the first nine months of 2006 in drafting and negotiating the definitive agreements for our proposed Business Combination and in drafting and revising in response to SEC comments on our Form S-4 registration statement and proxy materials.

         We had an accumulated deficit of $375,968 as of September 30, 2006, reflecting the fact that we have incurred expenses in excess of the net proceeds of our offering that were not placed in the trust fund to acquire a target business, including the expenses of identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business after consummation of the business combination, including the payment of any expenses that have been accrued but not paid as of the date of that consummation.

         We do not currently have sufficient funds outside the trust fund to operate through August 10, 2007 or the date of the consummation of the proposed Business Combination or, if it is not approved by our stockholders, a different Business Combination, whichever occurs first. We expect to obtain the additional operating capital we will need by borrowing, some or all of which may be loans made to us by our officers and directors or their affiliates. During the quarter ending September 30, 2006, we did borrow $55,000 to meet cash flow needs of the company.

         How much we will have to borrow to consummate the proposed transaction with Gifted Time Holdings, Ltd. will depend on how quickly we can complete the SEC review of our S-4 registration statement. We have received comments from the SEC to the most recent amendment we filed, and we intend to respond to those comments and file a further amendment promptly. At the time we close a Business Combination, assuming that occurs, our current liabilities will exceed our current assets. Under the agreement governing the proposed Business Combination, the additional liabilities will be paid out of the funds held in the trust account.

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

ITEM 3. CONTROLS AND PROCEDURES.

         An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION




ITEM 6: EXHIBITS

         (a) Exhibits:

             4,4A* - Amendment to Unit Purchase Option

             4.5A* - Warrant Clarification Agreement

             31.1 - Section 302 Certification by CEO

             31.2 - Section 302 Certification by CFO

             32.1 - Section 906 Certification by CEO

             32.2 - Section 906 Certification by CFO

* Incorporated by reference to the Current Report filed on Form 8-K on August 29, 2006

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CHARDAN NORTH CHINA ACQUISITION CORPORATION

 Dated:  November 14, 2006

                                     /s/ Li Zhang
                                     --------------------------------------
                                     Li Zhang
                                     Chief Executive Officer
                                     (Principal Executive Officer)

                                     /s/ Kerry Propper
                                     --------------------------------------
                                     Kerry Propper
                                     Chief Financial Officer and Secretary
                                     (Principal Accounting
                                     and Financial Officer)