Form 10KSB
period 2006-12-31
Chardan North China Acquisition Corp
filed 2007-04-17
CIK 1324297

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-51431

CHARDAN NORTH CHINA ACQUISITION CORPORATION
(Name of Small Business Issuer in Its Charter)

Delaware (State of Incorporation)	20-2479743 (Small Business Issuer Employer I.D. Number)

625 Broadway, Suite 1111, San Diego, California (Address of principal executive offices)	92101 (zip code)

(619) 795-4627
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
(1) Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants Common Stock, $.0001 par value per share
(2) Common Stock, $0.0001 par value per share
(3) Warrants to purchase shares of Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☒     No ☐

Issuer’s revenues for the fiscal year ended December 31, 2006 were $0.

As of March 26, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $45,367,500.

As of March 26, 2007, there were 7,000,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

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

In August 2005, we closed our initial public offering of 5,750,000 units, including 750,000 units issued upon exercise of the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $34,500,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $30,946,000, of which $29,835,000 was deposited into a trust fund and the remaining proceeds (approximately $1,111,000) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2006, we have used all of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2006, there was $31,294,931 held in the trust fund.

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

Opportunities for market expansion have emerged for businesses with operations in China due to changes in the PRC’s political, economic and social policies as well as certain fundamental changes affecting the PRC and its neighboring countries. We believe that China represents both a favorable environment for making acquisitions and an attractive operating environment for a target business for several reasons, including:

▪
prolonged economic expansion within China, including gross domestic product growth of approximately 9% on average over the last 25 years with forecasted continued growth for at least the next several years;

▪	attractive valuations for target businesses within China;

▪	increased government focus within China on privatizing assets, improving foreign trade and encouraging business and economic activity;

▪	favorable labor rates and efficient, low-cost manufacturing capabilities;

▪
the entry of China into the World Trade Organization, the sole global international organization dealing with the rules of trade between nations, which may lead to a reduction on tariffs for industrial products, a reduction in trade restrictions and an increase in trading with the United States; and

▪
the fact that China’s public equity markets are not as well developed and active as the equity markets within the United States and are characterized by companies with relatively small market capitalizations and low trading volumes.

We believe that these factors and others should enable us to acquire a target business with growth potential on favorable terms.

Recent Developments

Purchase Agreement for Proposed Business Combination

On February 9, 2007, we entered into an Amended and Restated Stock Purchase Agreement (the “Stock Purchase Agreement”) with the holders of common stock of Gifted Time Holding Co. Ltd. (“Gifted Time”), which incorporates all previous amendments to the stock purchase agreement dated as of February 2, 2006, for the acquisition of Gifted Time, which is a holding company owning controlling interests in two Chinese companies (Beijing HollySys and Hangzhou HollySys) engaged in the production and sale of industrial automation and control systems (“HollySys”). For a more complete discussion of our proposed business combination, including the risks that are applicable to us with respect to our acquisition of HollySys, see our Registration Statement on Form S-4, as amended (the “S-4 Registration Statement”).

We expect that the transaction will be consummated in the second or third quarter of 2007, after the required approval by our stockholders. However, unless otherwise indicated, the remainder of this Annual Report on Form 10-KSB reports on our operations as if the business combination with Gifted Time will not take place.

Selection of a target business and structuring of a business combination

Subject to the requirement that the target business must have its primary operating facilities located in China in any city or province north of the Yangtze River, our management had virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management considered, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

In evaluating HollySys as a target business, we conducted thorough due diligence reviews which encompassed, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information made available to us. Additional information about the selection of HollySys as the target business is contained in the S-4 Registration Statement.

Fair Market Value of Target Business

In order for us to conclude the proposed transaction, Gifted Time must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of Gifted Time was determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value.

Opportunity for stockholder approval of business combination

We will submit the proposed business combination with Gifted Time (for the acquisition of controlling interests in HollySys) to our stockholders for approval once the S-4 Registration Statement providing them with information about the transaction is effective. The S-4 Registration Statement will have been prepared in accordance with the Securities Exchange Act of 1934, and it will include, among other things, a description of the operations of HollySys and audited and reviewed historical financial statements of Gifted Time, its controlling shareholder.

In connection with the vote required for a business combination with Gifted Time, our Founders have agreed to vote their respective shares of common stock owned by them (“Founder Shares”) in accordance with the vote of the majority of the shares of our common stock sold in the initial public offering (“IPO Shares”). We will proceed with the business combination only if a majority of the outstanding shares are voted in favor of the business combination with Gifted Time and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of the business combination with Gifted Time, we will offer the holders of IPO Shares the right to have those shares converted to cash if the stockholder votes against the business combination, requests conversion and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of the record date for determination of stockholders entitled to vote on the business combination, divided by the total number of IPO Shares. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. We anticipate that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights.

Liquidation if no business combination

If we do not complete a business combination by August 10, 2007, our certificate of incorporation requires that we commence dissolution and distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders.

However, if we have not conducted our stockholder vote by a date that will enable us to conclude the business combination with HollySys by August 10, 2007, or at such time as it appears probable we will not be able to conduct our stockholder vote to enable the combination with HollySys to take place on or before August 10, 2007, we intend to seek approval from our stockholders to extend the date by which we must complete a business combination. The principal factor that will determine whether we will need to amend our certificate of incorporation for that purpose is the date by which the S-4 Registration Statement is or can be expected to be declared effective by the SEC.

Should we liquidate, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Dr. Richard D. Propper, our chairman of the board, and Kerry Propper, our executive vice president and a member of our board of directors, has each agreed that, if we liquidate prior to the consummation of a business combination, each will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us, or to any target business, in excess of the net proceeds of our initial public offering not held in the trust account.

Competition

Because we have entered into a binding agreement for the acquisition of Gifted Time, we no longer face competition in identifying, evaluating and selecting a target business.

Government regulations

Government regulations relating to acquisition transactions

On September 8, 2006, the Ministry of Commerce of the PRC, in conjunction with several other government agencies, promulgated regulations governing the process by which a Chinese company must secure approval to participate in an acquisition of its assets or its equity interests and by which a Chinese company may obtain public trading of its securities on a securities exchange outside the PRC (the “M&A Regulations”). The new regulations have largely centralized the approval process that had formerly been carried out by a combination of provincial and central government agencies within the Ministry of Commerce (MOFCOM), the State Administration of Industry and Commerce (SAIC), the State Administration of Foreign Exchange (SAFE) or its branch offices, the State Asset Supervision and Administration Commission, and the China Securities Regulatory Commission (CSRC) and also expanded the scope of the prior regulations.

Depending on the structure of the acquisition transaction, the M&A Regulations may require the Chinese parties of the acquisition transaction to make a series of applications and supplemental applications to the aforementioned agencies, some of which must be made within strict time limits and require approvals from one or the other of the aforementioned agencies. The application process has been supplemented to require the presentation of economic data concerning a transaction, including appraisals of the business to be acquired and valuation of the acquirer to permit the government to assess the fairness of the economics of a transaction in addition to its compliance with legal requirements. If obtained, approvals will have expiration dates by which a transaction must be completed. Also, completed transactions must be reported to MOFCOM and some of the other agencies within a short period after closing or be subject to an unwinding of the transaction.

It is expected that compliance with the M&A Regulations will be more time consuming than in the past, will be more costly for the Chinese parties and will permit the Chinese government much more extensive evaluation and control over the terms of the transaction. Therefore, it may not be possible to complete certain acquisitions in China because the terms of the transaction may not satisfy the criteria used in the approval process or, even if approved, if they are not consummated within the time permitted by the approvals granted (for example, we have not obtained our stockholder approval within the time required by the M&A Regulations for sanctioning the transaction).

The M&A Regulations have introduced aspects of economic and substantive analysis of the target business and the acquirer and the terms of the transaction by MOFCOM and the other governing agencies by requiring submission of an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval. The regulations also prohibit a transaction at an acquisition price that is obviously lower than the appraised value of the Chinese business or assets. The regulations require that in certain transaction structures, the consideration must be paid within strict time periods, generally not in excess of one year. Because the Chinese authorities have expressed concern with offshore transactions which converted domestic companies into foreign invested enterprises (FIEs), the new regulations require that there be new foreign-sourced capital of not less than 25% of the domestic company’s post-acquisition registered capital in order to obtain FIE treatment. In asset transactions, there must be no harm to third parties or the public interest as a result of the allocation of assets and liabilities being assumed or acquired. These aspects of the regulations may limit our ability to negotiate various terms of an acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Therefore, in any future business combinations or acquisitions of Chinese companies, we may not be able to negotiate a transaction with terms that will satisfy both the requirements of the Chinese regulations and protect our stockholders’ interests.

The M&A Regulations also give the approving agencies authority to restrict foreign ownership of Chinese domestic companies engaged in “important industries.” The regulatory agencies have some discretion in determining whether a Chinese company falls within that category, but among the transactions that may be subject to these restrictions are those involving companies whose acquisition by foreign interests may affect national economic security or result in the transfer of “actual control” of companies having “famous Chinese brand names” or “well established Chinese brand names.” The M&A Regulations also provide for antitrust review for certain large transactions or transactions involving large companies, as well as roll-up transactions with the same effect in the relevant Chinese market. In addition, certain mergers and acquisitions among foreign companies occurring outside of the PRC could also be subject to antitrust review in China similar to those done under United States anti-trust law concepts. The regulations use criteria related to economic aspects of the parties or markets involved to determine if a transaction is subject to scrutiny, including any one of the following: level of sales or assets within China, control of 20% or more of the Chinese market on a pre-transaction basis, or control of 25% or more of the Chinese market as a result of the transaction. Exemptions may be sought from the MOFCOM and SAIC on the basis that: (i) the transaction will improve market competition, (ii) the transaction will restructure unprofitable entities and ensure employment, (iii) the transaction will introduce high technologies and increase international competitiveness, and (iv) the transaction will improve the environment.

The M&A Regulations set forth many specific requirements, but there are still many ambiguities in the meaning of many provisions that will be resolved only as practices and standards under the regulations develop. Further regulations are anticipated, but until there has been clarification either by pronouncement, regulation or practice, there is some uncertainty regarding the scope of the M&A Regulations and the manner in which they will apply to and the effect that they will have on the proposed transaction. Moreover, the ambiguities allow the regulators wide latitude in the enforcement of the regulations and in determining the transactions to which they may or may not apply.

We have given careful consideration to the effect that the M&A Regulations might have on our proposed business combination with Gifted Time. We have assisted Gifted Time in taking steps that will minimize the application of the M&A regulations to the proposed transaction. As a result, we do not believe that our business combination with Gifted Time will require approval under the M&A Regulations, but there remains a risk that the proposed transaction will be subject to approval by Chinese regulators. Additional information concerning the M&A Regulations is contained in the S-4 Registration Statement.

Government regulations relating to taxation

Under the PRC’s current tax laws, regulations and rulings, companies providing certain services, assigning intangible assets or selling immovable property are subject to a business tax at a rate ranging from 3% to 20% of the charges of the services provided, intangible assets assigned or immovable property sold, as the case may be. According to the Applicable Foreign Enterprises Tax Law, income such as dividends and profits distribution from the PRC derived from a foreign enterprise which has no establishment in the PRC is subject to a 10% withholding tax, subject to reduction as provided by any applicable double taxation treaty, unless the relevant income is specifically exempted from tax under the Applicable Foreign Enterprises Tax Law. The profit derived by a foreign investor from a PRC enterprise is currently exempted from PRC tax according to the Applicable Foreign Enterprises Tax Law. However, if this exemption were to be removed in the future, we might be required to deduct certain amounts from dividends we may pay to our stockholders following a business combination to pay corporate withholding taxes.

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

Risks associated with our business

In addition to other information included in this report and in addition to the risks associated with the proposed acquisition of Gifted Time (which are discussed in the S-4 Registration Statement), the following factors should be considered in evaluating our business and future prospects.

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

We may incorrectly ascertain the merits or risks of the business’ operations with which we enter into an acquisition agreement.

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

▪	may significantly reduce the equity interest of stockholders;

▪
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

▪	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

▪	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

▪
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

▪	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

▪	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

We would be required to dissolve if we cannot complete the acquisition of Gifted Time by August 10, 2007 or obtain stockholder approval for an extension of the dissolution date.

Our certificate of incorporation requires us to commence dissolving the Company if we do not complete a business combination by August 10, 2007. To complete that business combination, we must obtain requisite approval of our stockholders; and to solicit stockholder approval, we must resolve all remaining comments raised by the staff of the SEC in its review of our S-4 Registration Statement. If we expect that we will not be able to complete the business combination transaction with Gifted Time by the August 10, 2007 deadline, we will likely seek stockholder approval to extend that deadline. If we do not complete the business combination transaction by the deadline (as it may be extended), our stockholders will likely receive less than the price they paid for their shares.

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

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers and directors are affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

Our officers and directors are affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they have fiduciary obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors own shares of our common stock which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation. The shares and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

It is probable that we will consummate a business combination with a single operating business. Accordingly, the prospects for our success may be:

▪	solely dependent upon the performance of a single business, or

▪	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

We have already fully depleted the amounts held outside the Trust Fund in our efforts to find a suitable business combination and to consummate that transaction. To date we have had to borrow funds from affiliates to continue our operations, and we likely will need to borrow additional amounts before the transaction with Gifted Time is consummated. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination, and it is possible that our affiliates will be unwilling or unable to provide the additional needed funds. Those funds may not be available from other sources, or they may only be available on unfavorable terms. We do not anticipate that necessary capital will be unavailable, but should that be the case we may need to abandon the proposed transaction with Gifted Time. Any obligations that the Company incurs over and above the amounts outside the Trust Fund, will become the obligations of the resulting company should the Gifted Time transaction occur. Depending on how large those obligations become, it might be necessary to restructure the transaction or we might need to abandon the transaction.

Our existing stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert considerable control at least until the consummation of a business combination.

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

If we do not complete a business combination by August 10, 2007, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

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

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

▪	restrictions on the nature of our investments; and

▪	restrictions on the issuance of securities,

which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

▪	registration as an investment company;

▪	adoption of a specific form of corporate structure; and

▪	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in “government securities” with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to that act, compliance with these additional regulatory burdens would require additional expense that we have not budgeted.

Risks associated with our acquisition of a target business in the PRC.

If the PRC does not continue its policy of economic reforms, it could, among other things, result in an increase in tariffs and trade restrictions on products we ultimately produce or sell following a business combination.

The PRC government has been reforming its economic system since the late 1970s. The economy of the PRC has historically been a nationalistic, “planned economy,” meaning it has functioned and produced according to governmental plans and pre-set targets or quotas. However, in recent years, the PRC government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership in business enterprises. We cannot predict the timing or extent of any future economic reforms that may be proposed.

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

Any devaluation of currencies used in the PRC could negatively impact our target business’ results of operations and cause the cost of a target business as measured in dollars to increase.

Because our objective is to acquire a target business having its primary operating facilities located in the PRC, and because substantially all revenues and income would be received in a foreign currency such as Renminbi, the main currency used in the PRC, the dollar equivalent of our net assets and distributions, if any, would be adversely affected by reductions in the value of the Renminbi. The value of the Renminbi fluctuates and is affected by, among other things, changes in the PRC’s political and economic conditions. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People’s Bank of China, which are set daily based on the previous day’s interbank foreign exchange market rates and current exchange rates on the world financial markets. However, any devaluation may materially and adversely affect a target business. If the Renminbi appreciates in value against the dollar prior to the consummation of a business combination, the cost of a target business as measured in dollars will increase.

Because Chinese law will govern almost all of any target business material agreements, we may not be able to enforce our rights within the PRC or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Chinese law will govern almost all of our target business’ material agreements, many of which may be with Chinese governmental agencies. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available outside of the PRC. The system of laws and the enforcement of existing laws in the PRC may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

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

The Chinese government has imposed regulations in various industries that would limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in such industries. As a result, the number of potential acquisition candidates available to us may be limited.

If the United States imposes trade sanctions on the PRC due to its current currency policies, our target business’ ability to succeed in the international markets may be diminished.

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

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low

2005:
Third Quarter (beginning August 3, 2005)	$6.00	$5.17	$1.15	$0.70	$7.50	$6.15
Fourth Quarter	$5.75	$5.15	$1.86	$1.01	$9.30	$7.20
2006:
First Quarter	$12.90	$5.74	$7.38	$1.65	$27.50	$9.10
Second Quarter	$12.60	$7.45	$7.45	$2.60	$27.40	$12.50
Third Quarter	$9.40	$7.02	$4.60	$2.50	$18.75	$12.00
Fourth Quarter	$8.68	$8.53	$3.60	$3.59	$16.40	$16.00

As of March 30, 2007, there were 34 holders of record of our units, 374 holders of record of our common stock and 344 holders of record of our warrants. We believe the beneficial holders of the units, common stock and warrants to be in excess of 400 persons each.

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

Initial Public Offering

In August 2005, we closed our initial public offering of 5,750,000 units, including 750,000 units issued upon exercise of the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $34,500,000. The representative of the underwriters in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-125016).

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

Information regarding other expenses incurred for the year ended December 31, 2006 appears following Item 6 of this Report.

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

We consummated our initial public offering on August 10, 2005. All of our activity from March 10, 2005 through August 10, 2005 related to our formation and our initial public offering. Since August 10, 2005, we have been engaged in a search for a business with which to combine and, since the entry into a definitive agreement with the shareholders of Gifted Time in February 2006, bringing the transactions contemplated by that agreement to consummation.

We incurred a net loss of $368,117 for the year ended December 31, 2006, as compared to a net loss of $101,742 for the year ended December 31, 2005. Our total costs and expenses for 2006, all of which were related to efforts to find and evaluate target businesses, the negotiation of a definitive agreement regarding Gifted Time and the efforts to consummate the Gifted Time transaction, were just under $1,100,000 for the year ended December 31, 2006, as compared to approximately $454,000 for the year ended December 31, 2005. Our expenses in both years consisted principally of the following: travel and entertainment expenses, consulting fees, directors and officers liability insurance, amounts paid to a related party under a monthly administrative services agreement, professional fees, state franchise taxes, income taxes paid on the interest earned by the trust fund and miscellaneous expenses.

Those expenses were offset by interest income of approximately $830,000 for the year ended December 31, 2006 and $348,000 for the year ended December 31, 2005 on both the trust fund investments and funds outside the trust fund, excluding deferred interest.

Consulting expenses of $66,700 were paid pursuant to an agreement we entered into with Greatace, Ltd., a China-based consulting firm, during the quarter ended September 30, 2005, to assist in our search for prospective target companies in the northern portion of China. Greatace has also performed due diligence on prospective target businesses and assisted us in structuring our business combination with Gifted Time Holdings, Limited, a British Virgin Islands company that holds a controlling interest in Beijing HollySys Ltd., Hangzhou HollySys Automation, Ltd. and their respective subsidiaries and affiliates. In the event that we consummate our transaction with Gifted Time (or another target), we are obligated to pay Greatace an additional $133,300.

$29,835,000 of the net proceeds of our initial public offering was placed in trust, reserved for the following: (a) distribution to the persons holding stock issued in our initial public offering upon their exercise of dissenter’s rights in connection with a proposed transaction or upon liquidation of our company in the event that we do not conclude a business combination within the time allowed by our certificate of incorporation; (b) as consideration in completing a business combination; or (c) as working capital for use by the acquired business.

The balance of the funds raised in our public offering, net of the offering expenses, was approximately $1,111,000. This amount was available to pay for business, legal, accounting and due diligence expenses relating to prospective acquisitions and for continuing general and administrative expenses. We have used all, of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business and to structure, negotiate and consummate the business combination. Through December 31, 2006 we had borrowed $107,500 from related parties to sustain our operations. We also had approximately $508,000 in accounts payable and accrued liabilities, $204,000 in taxes payable and deferred interest of about $293,000.

At December 31, 2006, the trust fund contained approximately $31,295,000, as compared to $30,261,000 at December 31, 2005. The difference of $1,034,000 represents interest earned on the funds in the trust fund. Outside of the trust fund, at December 31, 2006, we had current assets of $26,297, consisting of cash of $529, prepaid expenses of $25,768, offset by total current liabilities of $1,112,432, leaving us with working capital of approximately $(1,086,000). This shortfall in working capital is principally the result of the amount of time it has taken to consummate the transaction with Gifted Time, principally because the longer the trust fund remains in place, the more interest it earns, and the higher the tax liability that must be paid from sources outside of the trust fund. At December 31, 2005, outside of the trust fund, we had current assets of approximately $915,000 consisting of cash of $856,000, prepaid expenses of $59,000, offset by total current liabilities of $484,000, leaving us with working capital of $431,000. We do not have sufficient funds available outside of the trust fund to operate until we consummate a business combination, so we intend to supplement our working capital through borrowings.

Commencing in August 2005, we became obligated to pay to Chardan Ventures, LLC a monthly fee of $7,500 for general and administrative services. We will remain obligated to pay that fee until we consummate a business combination or until we liquidate the company.

We have borrowed $107,500 from two affiliates to cover the shortfall in working capital. We anticipate the need to borrow additional amounts prior to the consummation of the Gifted Time transaction. These loans bear interest at the prime rate published in the Wall Street Journal, as adjusted from time to time .

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

Investments Held in Trust

Investments held in trust are invested in United States government securities (Treasury Bills) with a maturity of 180 days or less which are accounted for as a trading security and recorded at market value which approximates amortized cost. The amount held in the Trust Fund was approximately $31,295,000 at December 31, 2006, compared to approximately $30,261,000 at December 31, 2005. The excess of market value over cost, exclusive of the deferred interest described below, is included in interest income in the accompanying Statement of Operations.

Deferred Interest

Deferred interest consists of 19.99% of the interest earned on the investments held in trust, which is the maximum amount of interest we would be obligated to pay to stockholders who elected to redeem their stock without resulting in a rejection of the proposed transaction with Gifted Time.

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

Off-Balance Sheet Arrangements

Warrants and representative’s unit purchase option issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off balance sheet arrangements. In addition, the conversion feature of the representative’s unit purchase option constitutes an embedded derivative. The warrants, unit purchase option and conversion feature meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Footnote 5 to the financial statements for more information.

ITEM 7. FINANCIAL STATEMENTS

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROL AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since our inception through December 31, 2006, there were no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Dr. Richard D. Propper	59	Chairman of the Board of Directors
Li Zhang	53	Chief Executive Officer and Director
Kerry Propper	31	Chief Financial Officer, Secretary and Director
Jiangnan Huang	56	Executive Vice President and Director

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

Li Zhang has been our chief executive officer and a member of our board of directors since our inception and has been the executive vice president and a member of the board of directors of Chardan China III since its inception. He has also served as chief financial officer and a member of the board of directors of Chardan China Acquisition Corp. since its inception in December 2003. Mr. Zhang has also served as a member and manager of Chardan Capital, LLC since its inception in August 2003. Since September 2001, Mr. Zhang has been a principal and president of Pacific Asia Ventures, LLC, a company that provides strategic consulting services for Chinese-U.S. business relationships. Since September 2002, he has been an advisor to Mera Pharmaceuticals, Inc. Mr. Zhang has also been an advisor for Parentech, Inc., a company that produces products that enhance the development and well-being of infants, since December 2002. From January 1994 until September 2001, Mr. Zhang served as chairman of Sino-American Investment, Inc., an investment consulting firm. From September 1996 until September 1998, Mr. Zhang also served as a consultant to the China Retail Fund, a venture capital fund that invests in retail ventures with backing from American International Group. Mr. Zhang has two decades of experience in establishing commercial and financial relationships between Chinese companies, government agencies and Western investors. Among his other affiliations during that time, he was chairman of Sino-American Power, Ltd., an organization formed for the purpose of building electric power generating plants in China, from 1994 through 1996. Mr. Zhang received a B.A. from the Shenyang Teacher’s University in the PRC.

Kerry Propper has been our chief financial officer, secretary and a member of our board of directors since our inception and has been the chief executive officer and a member of the board of directors of Chardan China III since its inception. Mr. Propper has also served as the executive vice president and a member of the board of directors of Chardan China Acquisition Corp. since its inception in December 2003. Mr. Propper has been the owner and chief executive officer of Chardan Capital Markets LLC, a New York based broker/dealer, since July 2003. He has also been a managing member of SUJG, Inc., an investment company since April 2005. Mr. Propper also sits on the board of directors of Source Atlantic Inc., a health care consulting firm based in Massachusetts. Mr. Propper was a founder, and from February 1999 to July 2003 owner and managing director of Windsor Capital Advisors, a full service brokerage firm also based in New York. Mr. Propper also founded The Private Capital Group LLC, a small private investment firm specializing in hard money loans and convertible preferred debt and equity offerings for small public companies, in May 2000 and was affiliated with it until December 2003. From July 1997 until February 1999, Mr. Propper worked at Aegis Capital Corp., a broker dealer and member firm of the NASD. Mr. Propper received his B.A. (with honors) in Economics and International Studies from Colby College and studied at the London School of Economics. Kerry Propper is Dr. Propper’s son.

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

Audit Committee

Because we do not have any “independent” directors, the entire Board of Directors has acted as the Audit Committee. In connection with a business combination, the board of directors intends to cause the resulting entity to establish an appropriate audit committee within the guidelines of NASDAQ or one of the stock exchanges and the rules and regulations of the SEC and adopt a committee charter.

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

Stockholder-Director Communication

We have neither a nominating committee for persons to be proposed as directors for election to the board of directors nor a formal method of communicating the names of nominees from stockholders. We do not have any restrictions on stockholder nominations under our certificate of incorporation or by-laws other than advance notice to provide sufficient time for the board of directors to prepare the appropriate documentation under Delaware corporate law and the federal proxy rules. Currently the entire board of directors decides on nominees, on the recommendation of one or more members of the board. None of the members of the board of directors are “independent.” The board of directors will consider suggestions from individual stockholders, subject to evaluation of the person’s merits. Stockholders may communicate nominee suggestions directly to any of the board members, accompanied by biographical details and a statement of support for the nominees. The suggested nominee must also provide a statement of consent to being considered for nomination. Although there are no formal criteria for nominees, the board of directors believes that persons should be actively engaged in business endeavors, have a financial background, and be familiar with acquisition strategies and money management.

Because the management and directors of the company are the same persons, the board of directors has determined not to adopt a formal methodology for communications from stockholders on the belief that any communication would be brought to the boards’ attention by virtue of the co-extensive employment.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2006 by:

each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

each of our officers and directors; and

all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Richard D. Propper, M.D. (2)	745,474	10.6%

Jeffrey L. Feinberg (3)	1,419,323	20.28%

Jack Silver (4)	364,000	5.2%

Royce & Associates, LLC (5)	416,700	5.95%

Kerry Propper (6)	385,000	5.5%

Li Zhang (7)	188,513	2.7%

Jiangnan Huang	151,013	2.2%

Directors and officers as a group (four persons) (8)	1,470,000	21%

(1)
Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all shares of our common stock beneficially owned by them. These amounts exclude shares issuable upon exercise of warrants that are not exercisable and are not expected to be exercisable within 60 days of December 31, 2006.

(2)	Dr. Propper’s shares of Chardan Common Stock include 110,000 shares issuable upon exercise of warrants. The business address of Dr. Propper is 625 Broadway, Suite 111, San Diego, California 92101.

(3)
The securities reported as held by Mr. Feinberg represent shares of Common Stock held by Mr. Feinberg in his personal account; JLF Partners I, L.P., JLF Partners II, L.P. and JLF Off Shore Fund, Ltd. to which JLF Asset Management LLC serves as the management company and/or investment manager. Mr. Feinberg is the managing member of JLF Asset Management, LLC. The business address of Mr. Feinberg and these entities is 2775 Via de la Valle, Suite 204, Del Mar, California 92014. This information is derived from a Schedule 13G/A filed by the above persons with the SEC on February 13, 2007.

(4)
The business address of Mr. Silver is SIAR Capital LLC, 660 Madison Avenue, New York, New York 10021. These shares include (i) 164,000 shares held by Sherleigh Associates, Inc. profit sharing plan (“Sherleigh Profit”), a trust of which Mr. Silver is the trustee, and 200,000 shares held by Sherleigh Associates, Inc. defined benefit plan (“Sherleigh Defined”), but exclude (x) 774,400 shares issuable upon exercise of warrants held by Sherleigh Profit and (y) 435,000 shares issuable upon exercise of warrants held by Sherleigh Defined which provide that they may not be exercised until the consummation of a business combination. Mr. Silver has the sole voting and despositve power with respect to all 364,000 shares of Common Stock beneficially owned by him. The foregoing information is derived from a Schedule 13G/A filed with the SEC on February 14, 2007.

(5)	The business address of Royce & Associates, LLC is 141 Avenue of the Americas, New York, NY 10019.

(6)
Kerry Propper’s shares of Common Stock include 72,500 shares issuable upon exercise of warrants and includes 90,500 shares of common stock held by SUJG, Inc. Mr. Kerry Propper is a director of that entity and controls the voting and disposition of the Chardan shares held by that entity.

(7)
Li Zhang’s shares of Common Stock include 37,500 shares issuable upon exercise of warrants. The shares of Common Stock for the directors and officers as a group includes 220,000 shares issuable upon exercise of warrants.

(8)	The shares of Common Stock for the directors and officers as a group include 220,000 shares issuable upon exercise of warrants.

None of the above stockholders has any voting rights that are different from the voting rights of any other stockholders.

All of the shares of our outstanding common stock owned by our Founders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

Dr. Richard D. Propper, Kerry Propper, Jiangnan Huang and Li Zhang may be deemed to be our “parents” and “promoters,” as these terms are defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 2005, we issued 1,000,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at a purchase price of $0.025 per share, as follows:

Name	Number of Shares

Li Zhang	120,810
Kerry Propper	177,600
Jiangnan Huang	120,810
Chardan Capital Partners	508,380
SUJG, Inc.	72,400

Effective July 22, 2005, our board of directors authorized a stock dividend of 0.25 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to $0.02 per share.

The holders of the majority of these shares will be entitled to make up to two demands that we register these shares pursuant to a registration rights agreement. The holders of the majority of these shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. In addition, these stockholders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Chardan Capital, LLC, an affiliate of Dr. Richard D. Propper, Li Zhang and Jiangnan Huang, has agreed that, through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Chardan Capital, LLC $7,500 per month for these services. Dr. Propper is president, a manager and 19.8% owner of Chardan Capital, LLC. Each of Li Zhang and Jiangnan Huang is a manager and 16.1% owner of Chardan Capital, LLC. As a result, they will benefit from the transactions to the extent of their interest in Chardan Capital, LLC. However, these arrangements are solely for the benefit of us and are not intended to provide Dr. Propper and Messrs. Zhang and Huang compensation in lieu of a salary. We believe, based on rents and fees for similar services in the San Diego metropolitan area, that the fee charged by Chardan Capital, LLC is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

Chardan Capital, LLC, an affiliate of Dr. Richard D. Propper, Li Zhang and Jiangnan Huang, has advanced to us a total of $95,000 and Kerry Propper has advanced to us $12,500 to cover various expenses related to our activities focused on consummating the Gifted Time transaction. These advances bear interest at the the prime rate published in the Wall Street Journal, as adjusted from time to time, and are due on the earlier of the first anniversary of the date of the advance (the earliest such anniversary being August 18, 2007) or three business days following the consummation of the business combination with Gifted Time. We expect to repay these loans from the proceeds of our initial public offering that have been placed in trust and that will be released upon consummation of the transaction with Gifted Time.

In 2005, Kerry Propper advanced to us $20,000 and Chardan Capital Partners advanced to us $60,000 to cover expenses related to our initial public offering. The loans were payable without interest on the earlier of April 11, 2006 or the consummation of our initial public offering. We repaid these loans from the proceeds of our initial public offering not placed in trust.

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

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction. These directors, if they determine to be necessary or appropriate, will have access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Pursuant to an escrow agreement between us, the Founders and Continental Stock Transfer & Trust Company, all of the Founders Shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

•	August 10, 2008

•	our liquidation; or

•
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

We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

•	each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

•	if we fail to consummate a business combination by August 10, 2007, each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

•
each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

•
each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

•	each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

ITEM 13. EXHIBITS

The following Exhibits are filed as part of this report.

Exhibit No.	Description
2.1	Amended and Restated Stock Purchase Agreement with Stockholders of Gifted Time Holdings Ltd. (1)
3.1	Certificate of Incorporation (2)
3.1. 1	Certificate of Amendment to Certificate of Incorporation (2)
3.2	Bylaws (2)
4.1	Representative Unit Purchase Option (2)
4.2	Warrant Agreement with Continental Stock Transfer & Trust Company (2)
4.3	Warrant Clarification Agreement with Continental Stock Transfer & Trust Company, dated August 24, 2006 (3)
4.4	Warrant Clarification Agreement with Continental Stock Transfer & Trust Company, dated November 28, 2006 (4)
4.5	Amendment to Representative Unit Purchase Option (3)
4.6	Second Amendment to Representative Unit Purchase Option (4)
10.1	Investment Management Trust Agreement with Continental Stock Transfer & Trust Company (2)
10.2	Form of Stock Escrow Agreement with Continental Stock Transfer & Trust Company and the Initial Stockholders (2)
10.3	Letter Agreement with Chardan Capital, LLC regarding administrative support (2)
10.4	Form of Promissory Note, dated April 11, 2005, issued to Kerry Propper and Chardan Capital Partners (2)
10.5	Registration Rights Agreement with the Initial Stockholders (2)
10.6	Form of Promissory Note for loans from Chardan Capital LLC and Kerry Propper

(1) Incorporated by reference to Amendment No. 3 to the registration statement on Form S-4 (Reg. No. 333-132826).
(2) Incorporated by reference to the registration statement on Form S-1 (Reg. No. 333-125016).
(3) Incorporated by reference to the Current Report on Form 8-K filed on August 29, 2006.
(4) Incorporated by reference to the Current Report on Form 8-K filed on December 1, 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Goldstein Golub Kessler LLP (“GGK”) acts as our principal accountant. Through September 30, 2005, GGK had a continuing relationship with American Express Tax and Business Services Inc. (TBS), from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provide non-audit services. Subsequent to September 30, 2005, this relationship ceased and the firm established a similar relationship with RSM McGladrey, Inc. (RSM). GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2006 and December 31, 2005 by GGK, TBS and RSM:

	Fiscal 2006	Fiscal 2005
Audit Fees (1)	$39,000	$36,200
Audit-Related Fees (2)	$29,298	$—
Tax Fees (3)	$3,812	$—
All Other Fees	$—	$—
Total	$72,110	$36,200

(1)	Audit Fees consist of fees for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by GGK in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.”

(3)	Tax Fees consist of fees billed by RSM for professional services rendered for tax return preparation.

Chardan North China Acquisition Corporation
(a corporation in the development stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Chardan North China Acquisition Corporation

We have audited the accompanying balance sheet of Chardan North China Acquisition Corporation (a development stage corporation) (the “Company”) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006, the period from March 10, 2005 (inception) to December 31, 2005, and the cumulative period from March 10, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chardan North China Acquisition Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006, the period from March 10, 2005 (inception) to December 31, 2005, and the cumulative period from March 10, 2005 (inception) to December 31, 2006 in conformity with United States generally accepted accounting principles.

These financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 2 and 5 to the financial statements, the Company will face mandatory liquidation by August 10, 2007 if a business combination is not consummated. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 30, 2007

Chardan North China Acquisition Corporation
(A Development Stage Company)
Balance Sheet

	December 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$529	$856,380
Investments held in trust	31,294,931	30,260,861
Prepaid expenses and other	25,768	58,503
Total current assets	31,321,228	31,175,744

Long term deferred tax asset	292,188	177,370

Total Assets	$31,613,416	$31,353,114

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$507,871	$224,498
Income taxes payable	203,955	173,120
Notes payable, related parties	107,500	-
Deferred interest	293,106	86,395
Total current liabilities	1,112,432	484,013

Commitments

Common stock subject to possible conversion 1,149,425 shares at conversion value	5,964,017	5,964,017

Stockholders' equity:
Preferred stock, $.0001 par value, 1,000,000	-	-
shares authorized, none issued
Common stock, $.0001 par value: 20,000,000	700	700
shares authorized, 7,000,000 shares issued and outstanding
(includes 1,149,425 shares subject to possible conversion)
Additional paid-in capital	25,006,126	25,006,126
Accumulated deficit	(469,859)	(101,742)
Total stockholders' equity	24,536,967	24,905,084

Total Liabilities and Stockholders' Equity	$31,613,416	$31,353,114

The accompanying notes should be read in conjunction with the financial statements.

Chardan North China Acquisition Corporation
(A Development Stage Company)
Statements of Operations

		From	From
		March 10, 2005	March 10, 2005
	Twelve Months	(Inception)	(Inception)
	Ended	Through	Through
	December 31, 2006	December 31, 2005	December 31, 2006

Costs and Expenses
Admin and office support	90,000	37,500	127,500
Consulting	-	66,700	66,700
Insurance	63,320	29,167	92,487
Marketing	119,765	-	119,765
Professional fees	543,473	127,957	671,430
State franchise tax	24,001	23,775	47,776
Travel	195,433	147,091	342,524
Other operating costs	62,972	21,673	84,645

Total costs and expenses	1,098,964	453,863	1,552,827

Operating loss	(1,098,964)	(453,863)	(1,552,827)

Other income (expense):
Interest income	830,429	347,871	1,178,300
Interest expense	(1,765)	-	(1,765)

Net loss before income tax provision	(270,300)	(105,992)	(376,292)

Income tax (provision) benefit	(97,817)	4,250	(93,567)

Net loss	$(368,117)	$(101,742)	$(469,859)

Loss per share - basic and diluted	(0.05)	(0.03)	(0.08)
Weighted average shares outstanding - basic and diluted	7,000,000	4,020,202	5,747,352

The accompanying notes should be read in conjunction with the financial statements.

Chardan North China Acquisition Corporation
(A Development Stage Company)
Statements of Stockholders' Equity

	Common
	Shares	Amount	Additional Paid-In Capital	Accumulated(Deficit)	Stockholders' Equity(Deficit)

Issuance of common shares to initial shareholders on March 10, 2005 at $0.02 per share	1,250,000	$125	$24,875	$-	$25,000
Sale of 5,750,000 units, net of underwriters' discount and offering expenses (includes 1,149,425 shares subject to possible conversion)	5,750,000	575	30,945,168	-	30,945,743
Proceeds subject to possible conversion of 1,149,425 shares	-	-	(5,964,017)	-	(5,964,017)
Proceeds from issuance of an underwriter's option	-	-	100	-	100
Loss for the period ended December 31, 2005	-	-	-	(101,742)	(101,742)

Balance at December 31, 2005	7,000,000	$700	$25,006,126	$(101,742)	$24,905,084

Loss for the period ended December 31, 2006				(368,117)	(368,117)

Balance at December 31, 2006	7,000,000	$700	$25,006,126	$(469,859)	$24,536,967

The accompanying notes should be read in conjunction with the financial statements.

Chardan North China Acquisition Corporation
(A Development Stage Company)
Statements of Cash Flows

		From	From
		March 10, 2005	March 10, 2005
	Twelve Months	(Inception)	(Inception)
	Ended	Through	Through
	December 31, 2006	December 31, 2005	December 31, 2006
Cash Flows from Operating Activities:
Net loss	$(368,117)	$(101,742)	$(469,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discounts and interest earned on securities held in trust	(1,034,069)	(425,861)	(1,459,930)
Changes in operating Assets and Liabilities:
Prepaid expenses and other current assets	32,734	(48,333)	(15,599)
Deferred tax asset	(114,818)	(177,370)	(292,188)
Accounts payable and accrued liabilities	283,374	224,498	507,872
Income taxes payable	30,835	173,120	203,955
Deferred interest	206,710	86,395	293,105
Net cash used by operating activities	(963,351)	(269,293)	(1,232,644)

Cash Flows from Investing Activities:
Purchases of investments held in trust	-	(29,835,000)	(29,835,000)
Net cash used by investing activities	-	(29,835,000)	(29,835,000)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	34,525,000	34,525,000
Proceeds from issuance of option	-	100	100
Payment of costs associated with public offering	-	(3,554,257)	(3,554,257)
Advance to affiliate	-	(10,170)	(10,170)
Proceeds from related party loans	107,500	-	107,500
Net cash provided by financing activities	107,500	30,960,673	31,068,173

Net increase in cash and cash equivalents	(855,851)	856,380	529
Cash and cash equivalents, beginning of the period	856,380	-	-
Cash and cash equivalents, end of the period	$529	$856,380	$529

The accompanying notes should be read in conjunction with the financial statements.

Cash paid for taxes	$181,800	$-	$181,800
Cash paid for interest	$-	$-	$-

CHARDAN NORTH CHINA ACQUISITION CORPORATION
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS

1.  SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Business and Organization - Chardan North China Acquisition Corp. (the “Company”) was incorporated in Delaware on March 10, 2005 as a blank check company whose objective is to acquire an operating business that has its primary operating facilities in the People Republic of China in any city or province north of the Yangtze River.

Effective July 14, 2005, the Company's Board of Directors and Initial Stockholders authorized an amendment to the Company's Certificate of Incorporation to change the Company's name from Chardan China Acquisition Corp. II to Chardan North China Acquisition Corporation.

In August 2005, the Company commenced its efforts to locate a company with which to effect a business combination. After signing a definitive agreement for the acquisition of a target business, such transaction will be submitted for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company's stockholders prior to the Initial Public Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their 1,250,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to the Business Combination. After consummation of the Business Combination, all of these voting safeguards will no longer be applicable. With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination.

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

Credit Risk - It is the Company’s practice to place its cash equivalents in high quality money market securities or certificate of deposit accounts with one major banking institution. Certain amounts of such funds are not insured by the Federal Deposit Insurance Corporation. However, the Company considers its credit risk associated with cash and cash equivalents to be minimal.

Investments Held in Trust - Investments held in trust are invested in United States government or State municipal securities with a maturity of 180 days or less which are accounted for as a trading security and recorded at market value which approximates amortized cost. The excess of market value over cost, exclusive of the deferred interest described below, is included in interest income in the accompanying Statement of Operations.

Deferred Interest - Deferred interest consists of 19.99% of the interest earned on the investments held in trust, which is the maximum amount of interest the Company would be obligated to pay to stockholders who elected to redeem their stock without resulting in a rejection of the Business Combination.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes as required by SFAS No. 109 “Accounting for Income Taxes”. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities. Statutory taxes not based on income are included in general and administrative expenses.

CHARDAN NORTH CHINA ACQUISITION CORPORATION
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS

Income (Loss) Per Common Share - The Company computed basic and diluted loss per share amounts for December 31, 2006 pursuant to SFAS No. 128, “Earnings per Share.” Basic earnings per share (“EPS”) are computed by dividing the net income (loss) by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 11,500,000 outstanding warrants, issued in connection with the initial public offering described in Note 5 has not been considered in the diluted EPS since the warrants are contingently exercisable. The effect of the 25,000 units included in the underwriters purchase option, as described in Note 5, along with the warrants underlying such units, has not been considered in the diluted EPS calculation since the effect would be antidilutive.

Reclassifications - For comparability, certain 2005 amounts have been reclassified, where appropriate, to conform to the financial statement presentation used in 2006.

Recent Authoritative Pronouncements

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for the Company’s fiscal year 2007. The Company has not yet evaluated the potential impact of adopting FIN 48 on its consolidated financial statements.

The Company does not believe that any other recently issued but not yet effective accounting standards will have a material effect on the Company’s financial position or results of operations.

2.  GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5, the Company faces mandatory liquidation on August 10, 2007 if it has not consummated a business combination. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

3.  RELATED PARTY TRANSACTIONS

Commencing on August 2, 2005 and ending upon the acquisition of a target business, the Company incurs an administrative fee of $7,500 per month from Chardan Capital, LLC, a company managed and partially owned by the Company's Chairman of the Board. The fee includes the provision of office space and certain office and secretarial services. The statement of operations for the twelve months ended December 31, 2006 includes $90,000 of such fees.

In April 2005, two of the Company's stockholders advanced an aggregate of $80,000 to the Company, on a non-interest bearing basis, for payment of offering expenses on the Company's behalf. These loans were repaid following the initial public offering from the proceeds of the Offering.

In May 2005 the Company made a non-interest bearing advance of $10,170 to an affiliate, which is included in prepaid expenses and other current assets on the accompanying balance sheet. This amount is due on demand, and is expected to be repaid in 2007.

Notes payable - related parties consists of the following as of December 31, 2006:

Unsecured demand notes payable - shareholder notes bearing an interest rate at the prime rate published in the Wall Street Journal, as adjusted from time to time, due on various dates during 2007.	$ 107,500

Total interest expense on notes payable - related parties was $1,756 for the Year ended December 31, 2006. Due to the short term nature of the notes, the fair value approximates the carrying amount.

4.  INCOME TAXES

Components of income taxes provision (benefit) are as follows:

CHARDAN NORTH CHINA ACQUISITION CORPORATION
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS
	Year ended December 31, 2006	Period ended December 31, 2005
Current
Federal	$121,511	$134,731
State	91,124	38,389
Total Current	212,635	173,120

Less deferred income taxes	(114,818)	(177,370)

Total income taxes	$97,817	$(4,250)

The Deferred tax asset consists of the following:

	December 31, 2006	December 31, 2005
Deferred interest income	77,152	36,328
Deferred operating costs	452,595	141,042
Deferred transaction fees	151,656	37,238
	681,403	214,608
Valuation allowance	(389,215)	(37,238)
	$292,188	$177,370

The effective tax rate differs from the statutory rate due to the following:

	Year ended	Period ended
	December 31, 2006	December 31, 2005

Federal statutory rate	(34.0%)	(34.0%)
Valuation allowance	130.2%	35.1%
Tax free interest, net of deferred interest	(64.3%)	-
State rate, net of federal benefit	2.4%	(4.8%)
Permanent book/tax differences	0.9%	0.6%
Other	1.0%	(0.9%)

Effective income tax rate	36.2%	(4.0%)

5.  COMMON STOCK, COMMON STOCK PURCHASE WARRANTS AND OPTIONS

On August 10, 2005, the Company sold 5,000,000 units ("Units") in the initial public offering, and on August 17, 2005, the Company consummated the closing of an additional 750,000 units that were subject to the over-allotment option (the “Offering”). Gross proceeds from the initial public offering were $34,500,000. The Company paid a total of $3,035,000 in underwriting discounts and commissions, and approximately $519,257 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to the Company from the offering was approximately $30,945,843, of which $29,835,000 was deposited into in an interest bearing trust account until the earlier of the consummation of a business combination or the liquidation of the Company. The Company's Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination prior to August 10, 2007. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold.

CHARDAN NORTH CHINA ACQUISITION CORPORATION
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS

Each Unit consisted of one share of the Company's common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, at the Company's option, at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. The warrant agreement governing the Warrants, as amended, states that the warrants may expire unexercised or unredeemed if there is no effective registration statement and states in no event would the Company be obligated to pay cash or other consideration to the holder of warrants or otherwise “net cash settle” any warrant exercise.

In connection with this Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 250,000 Units at an exercise price of $7.50 per Unit. The unit purchase option agreement, as amended, states that the option may expire unexercised and unredeemed if there is no effective registration statement and states that in no event would the Company be obligated to pay cash or otherwise “net cash settle” the option or the warrants underlying the option. The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders' equity. The Company estimated that the fair value of this option is approximately $550,000 ($2.20 per Unit) using a Black-Scholes option-pricing model. The fair value of the option granted to the Representative is estimated as of the date of grant using the following assumptions: (1) expected volatility of 44.5%, (2) risk-free interest rate of 3.8% and (3) expected life of 5 years. The option may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the option without the payment of any cash. In addition, the warrants underlying such Units are exercisable at $6.65 per share.

Effective July 22, 2005, the Company’s Board of Directors authorized a stock dividend of 0.25 shares of Common Stock for each outstanding share of Common Stock. All references in the accompanying financial statements to the number of shares of Common Stock have been retroactively restated to reflect this transaction.

6.  COMMITMENTS AND MATERIAL AGREEMENTS

On February 9, 2007, the Company entered into an Amended and Restated Stock Purchase Agreement (the “Stock Purchase Agreement”) which incorporates all previous amendments to the stock purchase agreement dated as of February 2, 2006, pursuant to which the Company will acquire a controlling interest in Beijing HollySys Company, Limited and Hangzhou HollySys Automation, Limited (collectively referred to as “HollySys”). Upon completion of the transaction, the Company will own 74.11% and 89.64%, respectively, of the two companies.

The Stock Purchase Agreement provides for the Company to form a wholly owned subsidiary under the laws of the British Virgin Islands, under the name “HLS Systems International Limited” (“HLS”). At the time of closing of the Stock Purchase Agreement, the Company will merge with and into HLS for the purpose of redomestication out of the United States to secure future tax benefits. Simultaneously with the redomestication merger, HLS will acquire all of the issued and outstanding common stock of Gifted Time Holdings Limited (“Gifted Time”), a British Virgin Islands company that holds a controlling interest in HollySys pursuant to existing stock consignment agreements dated December 30, 2005, and share transfer agreements dated January 12, 2006 between Gifted Time and certain stockholders of HollySys. The common stock of Gifted Time will be acquired for 22,200,000 shares of common stock of HLS equal to 73% of the total issued and outstanding common stock of the post-transaction company, and cash consideration of $30,000,000. A variable portion of the cash consideration will be deferred, ranging from $3,000,000 to $7,000,000, depending on the number of shares that the Company shareholders redeem, if any, in the process of approving the transaction. The amount of the cash payment that will be deferred will be determined at closing and will equal the sum of $3,000,000 plus two-thirds of the difference between the funds in the trust account (following the exercise of any conversion rights by the Company stockholders) and $30,000,000. The deferred portion of the cash purchase price is not payable until HLS generates positive cash flow of at least twice the deferred amount or HLS receives at least $60 million of additional financing.

CHARDAN NORTH CHINA ACQUISITION CORPORATION
(a development stage company)
NOTES TO THE FINANCIAL STATEMENTS

As additional consideration, the holders of common stock of Gifted Time will be issued up to an aggregate of 11,000,000 shares of HLS common stock (2,000,0000 per year for the first four years and 3,000,000 for the final year, each year on an all-or-none basis) for each of the next five years beginning with fiscal 2007 if, on a consolidated basis, HLS generates after-tax profits (excluding after-tax operating profits from any subsequent acquisitions of securities that have a dilutive effect) of at least the following amounts:

Year ending December 31,   After-Tax Profit
2007     $23,000,000
2008     $32,000,000
2009     $43,000,000
2010     $61,000,000
2011     $71,000,000

HLS intends to offer to exchange 1.3 million shares of its common stock for the outstanding shares of preferred stock of Gifted Time.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of April 2007.

CHARDAN NORTH CHINA ACQUISITION CORPORATION

By:	/s/ Li Zhang
Li Zhang President

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard D. Propper	Chairman of the Board of Directors	April 16, 2007
Dr. Richard D. Propper

/s/ Li Zhang	Chief Executive Officer and Director	April 16, 2007
Li Zhang

/s/ Kerry Propper	Chief Financial Officer, Secretary and Director	April 16, 2007
Kerry Propper

/s/ Jiangnan Huang	Executive Vice President and Director	April 16, 2007
Jiangnan Huang