Form 10QSB
period 2007-03-31
Chardan North China Acquisition Corp
filed 2007-05-21
CIK 1324297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Yes ☒ No ☐

As of November 1, 2007, 7,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Page
Part I: Financial Information:

Item 1 - Financial Statements (Unaudited):

Balance Sheet	3

Statements of Operations	4

Statement of Stockholders’ Equity	5

Statement of Cash Flows	6

Notes to Financial Statements	7

Item 2 - Management’s Discussion and Analysis or Plan of Operation	9

Item 3 - Controls and Procedures	10

Part II. Other Information

Item 6 - Exhibits	11

Signatures	12

Chardan North China Acquisition Corporation
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$23,145	$529
Investments held in trust	31,549,825	31,294,931
Prepaid expenses and other	16,170	25,768
Total current assets	31,589,140	31,321,228

Long term deferred tax asset	296,534	292,188

Total Assets	$31,885,674	$31,613,416

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$816,946	$507,871
Income taxes payable	232,100	203,955
Notes payable, related parties	36,250	107,500
Deferred interest	344,059	293,106
Total current liabilities	1,429,355	1,112,432

Commitments

Common stock subject to possible conversion	5,964,017	5,964,017
1,149,425 shares at conversion value

Stockholders' equity:
Preferred stock, $.0001 par value, 1,000,000	-	-
shares authorized, none issued
Common stock, $.0001 par value: 20,000,000	700	700
shares authorized, 7,000,000 shares issued and outstanding
(includes 1,149,425 shares subject to possible conversion)
Additional paid-in capital	25,006,126	25,006,126
Deficit Accumulated during the development stage	(514,524)	(469,859)
Total stockholders' equity	24,492,302	24,536,967

Total Liabilities and Stockholders' Equity	$31,885,674	$31,613,416

See the accompanying notes to the condensed financial statements

Chardan North China Acquisition Corporation
(A Development Stage Company)
Condensed Statements of Operations

			From
	Three	Three	March 10, 2005
	Months	Months	(Inception)
	Ended	Ended	Through
	March 31, 2007	March 31, 2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Costs and Expenses
Admin and office support	22,500	22,500	150,000
Consulting	-	-	66,700
Insurance	22,486	17,500	114,973
Marketing fees	22,097	24,836	141,862
Professional fees	160,838	193,391	832,268
State franchise tax	3,172	5,875	50,948
Travel	7,225	86,170	349,749
Other operating costs	18,944	24,490	103,589

Total costs and expenses	257,262	374,762	1,810,089

Operating loss	(257,262)	(374,762)	(1,810,089)

Other income (expense):
Interest income	203,941	245,351	1,382,241
Other income	35,000	-	35,000
Interest expense	(2,545)	-	(4,310)

Total other income	236,396	245,351	1,412,931

Net loss before income tax provision	(20,866)	(129,411)	(397,158)

Income tax (provision) benefit	(23,799)	16,413	(117,366)

Net loss	$(44,665)	$(112,998)	$(514,524)

Loss per share - basic and diluted	(0.01)	(0.02)	(0.11)
Weighted average shares outstanding - basic and diluted	5,897,470	7,000,000	4,854,922

See the accompanying notes to the condensed financial statements

Chardan North China Acquisition Corporation
(A Development Stage Company)
Condensed Statements of Changes in Stockholders' Equity

			Additional		Stockholders'
	Common		Paid - In	Accumulated	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)

Issuance of common shares to initial shareholders on March 10, 2005 at $0.02 per share	1,250,000	$125	$24,875	$-	$25,000
Sale of 5,750,000 units, net of underwriters' discount and offering expenses (includes 1,149,425 shares subject to possible conversion)	5,750,000	575	30,945,168	-	30,945,743
Proceeds subject to possible conversion of 1,149,425 shares	-	-	(5,964,017)	-	(5,964,017)
Proceeds from issuance of an underwriter's option	-	-	100	-	100
Loss for the twelve monts ended December 31, 2005	-	-	-	(101,742)	(101,742)

Balance at December 31, 2005	7,000,000	$700	$25,006,126	$(101,742)	$24,905,084

Loss for the twelve months ended December 31, 2006				(368,117)	(368,117)

Balance at December 31, 2006	7,000,000	$700	$25,006,126	$(469,859)	$24,536,967
Unaudited:
Loss for the three months ended March 31, 2007				(44,665)	(44,665)

Balance at March 31, 2007	7,000,000	$700	$25,006,126	$(514,524)	$24,492,302

See the accomanying notes to the condensed financial statements

Chardan North China Acquisition Corporation
(A Development Stage Company)
Condensed Statement of Cash Flows

			From
	Three	Three	March 10, 2005
	Months	Months	(Inception)
	Ended	Ended	Through
	March 31, 2007	March 31, 2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(44,665)	$(112,998)	$(514,524)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of discounts and interest earned on securities held in trust	(254,895)	(302,814)	(1,714,825)
Cash received on interest bearing accounts	-	(3,070)
Changes in operating Assets and Liabilities:
Prepaid expenses and other current assets	9,599	25,000	(6,000)
Deferred tax asset	(4,346)	(154,975)	(296,534)
Accounts payable and accrued liabilities	309,075	60,411	816,946
Income taxes payable	28,145	(43,238)	232,100
Deferred interest	50,953	60,533	344,059
Net cash provided (used) by operating activities	93,866	(471,151)	(1,138,778)

Cash Flows from Investing Activities:
Purchases of investments held in trust	-	-	(29,835,000)
Cash received on interest bearing accounts	-	3,070
Net cash provided (used) by investing activities	-	3,070	(29,835,000)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	34,525,000
Proceeds from issuance of option	-	-	100
Payment of costs associated with public offering	-	-	(3,554,257)
Proceeds from related party loans	-	-	107,500
Repayment of related party loans	(71,250)	-	(71,250)
Advance to affiliate	-	-	(10,170)
Net cash provided (used) by financing activities	(71,250)	-	30,996,923

Net increase (decrease) in cash and cash equivalents	22,616	(468,081)	23,145
Cash and cash equivalents, beginning of the period	529	856,380	-
Cash and cash equivalents, end of the period	$23,145	$388,299	$23,145

See the accomanying notes to the condensed financial statements

Cash paid for taxes	$181,800	$-	$181,800
Cash paid for interest	$-	$-	$-

CHARDAN NORTH CHINA ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, included in Form 10-KSB filed with the Securities and Exchange Commission. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.

Reclassifications - Certain reclassifications have been made in the prior period financial statements for presentation purposes to conform to the current presentation.

Accounting Pronouncements:

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first quarter of 2007, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at March 31, 2007.

The tax years 2005 and 2006 remain open to examination by the major taxing jurisdictions in which the Company operates. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, withoug stockholder approval, in the event that the Company does not consummate a Business Combination prior to August 10, 2007. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

3. RELATED PARTY TRANSACTIONS

Commencing on August 2, 2005 and ending upon the acquisition of a target business, the Company incurs an administrative fee of $7,500 per month from Chardan Capital, LLC, a company managed and partially owned by the Company's Chairman of the Board. The fee includes the provision of office space and certain office and secretarial services. The statements of operations for the three-month period ended March 31, 2007 include $22,500 of such fees.

In May 2005 the Company made a non-interest bearing advance of $10,170 to an affiliate, which is included in prepaid expenses and other current assets on the accompanying balance sheet. This amount is due on demand, and is expected to be repaid in the current fiscal year.

4. NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consists of the following as of March 31, 2007:

Unsecured demand notes payable - shareholder notes bearing an annual interest rate of 8% due on various dates in August and September 2007.	$ 36,250

Total notes payable, related parties	$ 36,250

Total interest expense on notes payable - related parties was $1,707 for the three months ended March 31, 2007.

Due to the short term nature of the notes, the fair value approximates the carrying amount.

5. MATERIAL AGREEMENTS

On February 9, 2007, the Company entered into an Amended and Restated Stock Purchase Agreement (the “Stock Purchase Agreement”) which incorporates all previous amendments to the stock purchase agreement dated as of February 2, 2006, for the acquisition of Gifted Time, which is a holding company owning controlling interests in two Chinese companies (Beijing HollySys and Hangzhou HollySys) engaged in the production and sale of industrial automation and control systems (“HollySys”). Upon completion of the transaction and the expected exchange offer by HLS to holders of Gifted Time preferred stock, assuming full participation in that exchange offer, the Company will own 74.11% and 89.64%, respectively, of the two companies.

The Stock Purchase Agreement provides for the Company to form a wholly owned subsidiary under the laws of the British Virgin Islands, under the name “HLS Systems International Limited” (“HLS”). At the time of closing of the Stock Purchase Agreement, the Company will merge with and into HLS for the purpose of redomestication out of the United States. Simultaneously with the redomestication merger, HLS will acquire all of the issued and outstanding common stock of Gifted Time Holdings Limited (“Gifted Time”), a British Virgin Islands company that holds a controlling interest in HollySys pursuant to existing stock consignment agreements dated December 30, 2005, and share transfer agreements dated January 12, 2006 between Gifted Time and certain stockholders of HollySys. The common stock of Gifted Time will be acquired for 22,200,000 shares of common stock of HLS equal to 73% of the total issued and outstanding common stock of the post-transaction company, and cash consideration of $30,000,000. A variable portion of the cash consideration will be deferred, ranging from $3,000,000 to $7,000,000, depending on the number of shares that the Company shareholders redeem, if any, in the process of approving the transaction. The amount of the cash payment that will be deferred will be determined at closing and will equal the sum of $3,000,000 plus two-thirds of the difference between the funds in the trust account (following the exercise of any conversion rights by the Company stockholders) and $30,000,000. The deferred portion of the cash purchase price is not payable until HLS generates positive cash flow of at least twice the deferred amount or HLS receives at least $60 million of additional financing.

As additional consideration, participating parties will be entitled to receive, on an all or none basis each year, an additional 2,000,000 shares for each of the next four fiscal years beginning with the year ending December 31, 2007 if HollySys achieves the following operating after-tax profits:

Year Ending December 31	After-Tax Profit
2007	$23,000,000
2008	$32,000,000
2009	$43,000,000
2010	$61,000,000
2011	$71,000,000

HLS intends to offer to exchange 1.3 million shares of its common stock for the outstanding shares of the preferred stock of Gifted Time.

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

Recent Developments

On February 9, 2007, the Company entered into an Amended and Restated Stock Purchase Agreement (the “Stock Purchase Agreement”) which incorporates all previous amendments to the stock purchase agreement dated as of February 2, 2006, for the acquisition of Gifted Time, which is a holding company owning controlling interests in two Chinese companies (Beijing HollySys and Hangzhou HollySys) engaged in the production and sale of industrial automation and control systems (“HollySys”). Upon completion of the transaction and the expected exchange offer by HLS to holders of Gifted Time preferred stock, assuming full participation in that exchange offer, the Company will own 74.11% and 89.64%, respectively, of the two companies.

The consummation of this transaction requires the approval of our stockholders. On March 30, 2006 we filed a registration statement on Form S-4 to register the stock that will be issued to our stockholders in that merger, if our stockholders approve the merger and acquisition of Gifted Time Holdings. We have filed amendments to that registration statement to respond to comments from the SEC staff and to update the disclosures contained in that document. The registration statement also includes proxy materials for conducting the required stockholder vote. We intend to distribute the proxy materials to our stockholders promptly after the SEC declares the registration statement effective and to conduct the stockholder vote as soon as practicable thereafter. As the consummation of the proposed transaction with Gifted Time Holdings depends upon the outcome of the stockholder vote, unless otherwise indicated, the remainder of this Quarterly Report on Form 10-QSB includes information only about us, and it does not include any information regarding Gifted Time Holdings or HollySys.

The net loss of $44,665 for the three months ended March 31, 2007 resulted from expenses of $257,262, which consisted primarily of the following: approximately $7,200 in travel expenses, $22,500 paid under a monthly administrative services agreement, $22,097 in marketing fees, $22,486 in directors and officers liability insurance premiums, state franchise taxes of $3,172, professional fees of $160,838 and other operating costs of approximately $19,000 incurred in our efforts to consummate a Business Combination with Gifted Time Holdings, Ltd. Those expenses were offset by interest income of $203,941, interest expense of $2,545 and an income tax expense of $23,799. This compares with a net loss for the first quarter in 2006 of approximately $113,000, or a reduction of about 60%. The principal reason for the decrease in the net loss was a reduction in overall expenses of approximately $110,000, consisting mainly in reductions in travel expense of about $80,000 and professional fees of about $33,000.

We had an accumulated deficit of $514,524 as of March 31, 2007, reflecting the fact that we have incurred expenses in excess of the net proceeds of our offering that were not placed in the trust fund to acquire a target business, including the expenses of identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. That compares with an accumulated deficit of $469,859 as of March 31, 2006. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business after consummation of the business combination, including the payment of any expenses that have been accrued but not paid as of the date of that consummation.

We do not currently have sufficient funds outside the trust fund to operate through August 10, 2007 or the date of the consummation of the proposed Business Combination. We expect to obtain the additional operating capital we will need by borrowing, some or all of which may be loans made to us by our officers and directors or their affiliates.

How much we will have to borrow to consummate the proposed transaction with Gifted Time Holdings will depend on how quickly we can complete the SEC review of our S-4 registration statement. When additional comments are received, we intend to respond to those comments and file a further amendment promptly, if one is needed. At the time we close a Business Combination, assuming that occurs, our current liabilities will exceed our current assets. Under the agreement governing the proposed Business Combination, the additional liabilities will be satisfied using the funds held in the trust account.

It is possible that we will need to raise additional funds as consideration paid in connection with consummation of a Business Combination, although the terms of the definitive agreement with respect to the acquisition of Gifted Time Holdings interests in HollySys are such that additional funds will not be required for that purpose. Should that need arise, however, we would most likely do so through a private offering of debt or equity securities, and we would only consummate such a financing simultaneously with the consummation of a Business Combination approved by our stockholders.

ITEM 3. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CHARDAN NORTH CHINA ACQUISITION CORPORATION

Dated: May 21, 2007

/s/ Li Zhang
------------------------------------------------------------------------------
Li Zhang
Chief Executive Officer (Principal Executive Officer)

/s/ Kerry Propper
------------------------------------------------------------------------------
Kerry Propper
Chief Financial Officer and Secretary (Principal Accounting
and Financial Officer)