Form 10-Q
period 2007-03-31
Chardan North China Acquisition Corp
filed 2007-07-02
CIK 1324297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________

FORM 10-Q
_____________________________

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 000-51431
_____________________________

Chardan North China Acquisition Corporation
(Exact name of registrant as specified in is charter)

Delaware	20-2479743
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

625 Broadway, Suite 1111, San Diego, California 92101 (Address of principal executive offices)

(619) 795-4627 (Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition. of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐        Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 1, 2007, 7,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

CHARDAN NORTH CHINA ACQUISITION CORPORATION

FORM 10-Q

Explanatory Note

This Quarterly Report on Form 10-Q is filed to revise the Quarterly Report on Form 10-QSB filed by the Company on May 21, 2007 and provide the required disclosure upon the appropriate form.

PART I. FINANCIAL INFORMATION ITEM 1 FINANCIAL STATEMENTS (UNAUDITED) CHARDAN NORTH CHINA ACQUISITION CORPORATION
(A Development Stage Company)
Condensed Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$23,145	$529
Investments held in trust	31,549,825	31,294,931
Prepaid expenses and other	16,170	25,768
Total current assets	31,589,140	31,321,228

Long term deferred tax asset	296,534	292,188

Total Assets	$31,885,674	$31,613,416

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$816,946	$507,871
Income taxes payable	232,100	203,955
Notes payable, related parties	36,250	107,500
Deferred interest	344,059	293,106
Total current liabilities	1,429,355	1,112,432

Commitments

Common stock subject to possible conversion	5,964,017	5,964,017
1,149,425 shares at conversion value

Stockholders' equity:
Preferred stock, $.0001 par value, 1,000,000	-	-
shares authorized, none issued
Common stock, $.0001 par value: 20,000,000	700	700
shares authorized, 7,000,000 shares issued and outstanding
(includes 1,149,425 shares subject to possible conversion)
Additional paid-in capital	25,006,126	25,006,126
Deficit Accumulated during the development stage	(514,524)	(469,859
Total stockholders' equity	24,492,302	24,536,967

Total Liabilities and Stockholders' Equity	$31,885,674	$31,613,416

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, included in Form 10-KSB filed with the Securities and Exchange Commission. The condensed balance sheet at December 31, 2006 has been derived from the audited financial statements.

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

As additional consideration, participating parties will be entitled to receive, on an all or none basis each year, an additional 2,000,000 shares for each of the next four fiscal years and an additional 3,000,000 shares for the fifth fiscal year beginning with the year ending December 31, 2007 if HollySys achieves the following operating after-tax profits:

Year Ending December 31	After-Tax Profit
2007	$23,000,000
2008	$32,000,000
2009	$43,000,000
2010	$61,000,000
2011	$71,000,000

HLS intends to offer to exchange 1.3 million shares of its common stock for the outstanding shares of the preferred stock of Gifted Time.

PART II. OTHER INFORMATION

ITEM 4. EXHIBITS

(a)	Exhibits:

31.1 - Section 302 Certification by CEO

31.2 - Section 302 Certification by CFO

32.1 - Section 906 Certification by CEO

32.2 - Section 906 Certification by CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 2, 2007	CHARDAN NORTH CHINA ACQUISITION CORPORATION

	By:	/s/ Li Zhang
Li Zhang Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Kerry Propper
Kerry Propper Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)