Form 10-Q
period 2007-06-30
Chardan North China Acquisition Corp
filed 2007-08-14
CIK 1324297

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________________

FORM 10-Q
_____________________________

(Mark One)
☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of August 1, 2007, 7,000,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

CHARDAN NORTH CHINA ACQUISITION CORPORATION

FORM 10-Q

Chardan North China Acquisition Corporation
(A Development Stage Company)
Condensed Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$-	$529
Investments held in trust	31,822,482	31,294,931
Prepaid expenses and other	16,170	25,768
Total current assets	31,838,652	31,321,228

Long term deferred tax asset	296,534	292,188

Total Assets	$32,135,186	$31,613,416

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$972,303	$507,871
Income taxes payable	255,325	203,955
Notes payable, related parties	162,204	107,500
Deferred interest	398,563	293,106
Total current liabilities	1,788,395	1,112,432

Commitments

Common stock subject to possible conversion	5,964,017	5,964,017
1,149,425 shares at conversion value

Stockholders' equity:
Preferred stock, $.0001 par value, 1,000,000	-	-
shares authorized, none issued
Common stock, $.0001 par value: 20,000,000	700	700
shares authorized, 7,000,000 shares issued and outstanding
(includes 1,149,425 shares subject to possible conversion)
Additional paid-in capital	25,006,126	25,006,126
Deficit accumulated during the development stage	(624,052)	(469,859)
Total stockholders' equity	24,382,774	24,536,967

Total Liabilities and Stockholders' Equity	$32,135,186	$31,613,416

See the accompanying notes to the condensed financial statements

Chardan North China Acquisition Corporation
(A Development Stage Company)
Condensed Statements of Operations

					From
	Three	Three	Six	Six	March 10, 2005
	Months	Months	Months	Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Costs and Expenses
Admin and office support	22,500	22,500	45,000	45,000	172,500
Consulting	-	-	-	-	66,700
Insurance	16,888	17,500	39,374	35,000	131,861
Marketing fees	18,115	30,347	50,212	55,183	169,977
Professional fees	171,049	166,827	331,887	360,218	1,003,317
State franchise tax	9,928	5,875	13,100	11,750	60,876
Travel	5,637	77,513	12,862	163,683	355,386
Other operating costs	8,948	12,117	17,892	36,607	102,537

Total costs and expenses	253,065	332,679	510,327	707,441	2,063,154

Operating loss	(253,065)	(332,679)	(510,327)	(707,441)	(2,063,154)

Other income (expense):
Interest income	218,153	173,878	422,094	419,229	1,600,394
Other income	-	-	35,000	-	35,000
Interest expense	(7,915)	-	(10,459)	-	(12,224)
Penalties - income tax	(43,477)	-	(43,477)	-	(43,477)

Net loss before income tax provision	(86,304)	(158,801)	(107,169)	(288,212)	(483,461)

Income tax (expense) benefit	(23,225)	42,875	(47,024)	59,288	(140,591)

Net loss	$(109,529)	$(115,926)	$(154,193)	$(228,924)	$(624,052)

Loss per share - basic and diluted	(0.02)	(0.02)	(0.02)	(0.03)	(0.10)
Weighted average shares outstanding - basic and diluted	7,000,000	7,000,000	7,000,000	7,000,000	6,016,627

See the accompanying notes to the condensed financial statements

Chardan North China Acquisition Corporation
(A Development Stage Company)
Condensed Statements of Changes in Stockholders' Equity

			Additional		Stockholders'
	Common		Paid - In	Accumulated	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)

Issuance of common shares to initial shareholders on March 10, 2005	1,250,000	$125	$24,875	$-	$25,000
at $0.02 per share
Sale of 5,750,000 units, net of underwriters' discount and offering expenses	5,750,000	575	30,945,168	-	30,945,743
(includes 1,149,425 shares subject to possible conversion)					-
Proceeds subject to possible conversion of 1,149,425 shares	-	-	(5,964,017)	-	(5,964,017)
Proceeds from issuance of an underwriter's option	-	-	100	-	100
Loss for the twelve monts ended December 31, 2005	-	-	-	(101,742)	(101,742)

Balance at December 31, 2005	7,000,000	$700	$25,006,126	$(101,742)	$24,905,084

Loss for the twelve months ended December 31, 2006				(368,117)	(368,117)

Balance at December 31, 2006	7,000,000	$700	$25,006,126	$(469,859)	$24,536,967
Unaudited:
Loss for the six months ended June 30, 2007				(154,193)	(154,193)

Balance at June 30, 2007	7,000,000	$700	$25,006,126	$(624,052)	$24,382,774

See the accompanying notes to the condensed financial statements

Chardan North China Acquisition Corporation
(A Development Stage Company)
Condensed Statement of Cash Flows

			From
	Six	Six	March 10, 2005
	Months	Months	(Inception)
	Ended	Ended	Through
	June 30, 2007	June 30, 2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(154,193)	$(228,924)	$(624,052)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization of discounts and interest earned on securities held in trust	(527,551)	(520,132)	(1,987,481)
Changes in operating Assets and Liabilities:
Prepaid expenses and other current assets	9,598	42,500	(6,001)
Cash received on interest bearing accounts		(3,070)	(3,070)
Deferred tax asset	(4,346)	(274,469)	(296,534)
Accounts payable and accrued liabilities	464,431	35,908	972,303
Income taxes payable	51,370	33,381	255,325
Deferred interest	105,458	103,974	398,563
Net cash used by operating activities	(55,233)	(810,832)	(1,290,947)

Cash Flows from Investing Activities:
Cash received on interest bearing accounts		3,070	3,070
Purchases of investments held in trust	-	-	(29,835,000)
Net cash used by investing activities	-	3,070	(29,831,930)

Cash Flows from Financing Activities
Proceeds from related party loans	54,704	-	162,204
Proceeds from issuance of common stock	-	-	34,525,000
Proceeds from issuance of option	-	-	100
Payment of costs associated with public offering	-	-	(3,554,257)
Advance to affiliate	-	-	(10,170)
Net cash provided by financing activities	54,704	-	31,122,877

Net increase in cash and cash equivalents	(529)	(807,762)	-
Cash and cash equivalents, beginning of the period	529	856,380	-
Cash and cash equivalents, end of the period	$-	$48,618	$-

Cash paid for taxes	$-	$181,800	$181,800
Cash paid for interest	$-	$-	$-

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2006, included in Form 10-KSB filed with the Securities and Exchange Commission. The condensed balance sheet at December 31, 2006 presented here has been derived from the audited financial statements.

Reclassifications - Certain reclassifications have been made in the prior period financial statements for presentation purposes to conform to the current presentation.

Accounting Pronouncements:

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company had no unrecognized tax benefits. During the first six months of 2007, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in selling, general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at June 30, 2007.

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

2. GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination prior to November 10, 2007. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

3. RELATED PARTY TRANSACTIONS

Commencing on August 2, 2005 and ending upon the acquisition of a target business, the Company incurs an administrative fee of $7,500 per month from Chardan Capital, LLC, a company managed and partially owned by the Company's Chairman of the Board. The fee includes the provision of office space and certain office and secretarial services. The statements of operations for the three-month period ended June, 2007 and 2006 each include $22,500 of such fees and the statements of operations for the six-month periods ended June 30, 2007 and 2006 each include $45,000 for such fees.

In May 2005 the Company made a non-interest bearing advance of $10,170 to an affiliate, which is included in prepaid expenses and other current assets on the accompanying balance sheet. This amount is due on demand, and is expected to be repaid in the current fiscal year.

4. NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consists of the following as of June 30, 2007:

Unsecured demand notes payable - shareholder notes bearing an annual interest rate of 8% due on various dates during 2007 and 2008.	$162,204

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission. Please refer to our Annual Report on Form 10-KSB for a discussion of the risks related to our business.

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

We will utilize the cash derived from the proceeds of our completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Recent Developments

We entered into an agreement to acquire all of the issued and outstanding common stock of Gifted Time on February 2, 2006. As a result, we had until August 10, 2007 to complete a business combination before being required to commence dissolution of the Company. Our board of directors had determined that it was at least possible that we would not be able to complete the business combination with Gifted Time by that date. For that reason, we conducted a special meeting of our stockholders on August 7, 2007 for the purpose of, among other things, amending our certificate of incorporation to extend the time by which we must conclude a business combination until November 10, 2007. That proposition was approved by our stockholders and our charter documents have been amended to reflect that extension. As a result, we now have until November 10, 2007 to conclude our transaction with Gifted Time. If we are unable to do so within that time, we do not believe it is possible either to extend the time further or to conclude a different transaction within that time.

On August 9, 2007, the SEC declared our registration statement on Form S-4 effective. That form contains the proxy materials to be used to conduct a shareholder vote on the Gifted Time Holdings transaction, among other things. That special meeting has been scheduled for September 7, 2007, and owners of record of our stock as of August 10, 2007 will be entitled to vote at that meeting.

Additional information regarding the proposals on which our stockholders voted and the reasons for the vote is available from our definitive proxy materials filed with the Commission on Form DEF 14 A on July 20, 2007.

Financial Performance.

We had a net loss of $109,529 for the three months ended June 30, 2007. Expenses were $253,065, consisting principally of $5,637 of travel expenses, $22,500 for a monthly administrative services agreement, $16,888 for directors and officers liability insurance, state franchise taxes of $9,928, $171,049 for professional fees and $8,948 for other operating costs, together with an income tax provision of $23,225, offset by interest income on the trust fund investments in the amount of $218,153.

The loss for the quarter ending June 30, 2007 compares with a net loss of $115,798 for the same period in 2006. The principal difference in operating costs and expenses between the two periods was travel expense, which declined from more than $77,000 to the $5,637 noted in the preceding paragraph. That decrease in travel was due to the fact that the terms of the agreement governing the transaction with Gifted Time Holdings had been finalized, eliminating the need for travel to identify a target business, conduct due diligence and negotiate the terms of the transaction. Significant changes in non-operating items between the two periods included an increase in interest income of about $45,000. In addition, we recorded an income tax provision of about $23,000 for the three-month period ending June 30, 2007 compared with an income tax benefit of approximately $43,000 for the same period in 2006, resulting in a net change of approximately $66,000 for the quarter ending June 30, 2007.

During the six months ended June 30, 2007, our net loss was $154,193. Expenses were $510,327, consisting principally of $12,862 of travel expenses, $45,000 for a monthly administrative services agreement, $39,374 for directors and officers liability insurance, state franchise taxes of $13,100, $331,887 for professional fees and $27,892 for other operating costs, together with an income tax provision of $47,024, offset by interest income on the trust fund investments in the amount of $422,094.

During the comparable period a year ago we had a net loss of $228,924, a difference of about $75,000. The greater loss for the first half of 2006 was the result of our having incurred about $105,000 more in travel expenses in 2006, as well as about $30,000 more in professional fees. Significant differences in non-operating items included an income tax provision of $47,204 for the six months ending June 30, 2007 versus an income tax benefit of $59,288 for the same period in 2006, a change of about $106,000, and other income of $35,000 for the 2007 period versus none for 2006.

We have used all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business and structuring, negotiating and consummating the business combination. As a result, we do not have any funds from our public offering remaining outside of the trust fund to operate through the consummation of the proposed business combination with Gifted Time Holdings. We have acquired the additional operating capital needed to effect a business combination through borrowing, and we intend to continue to do so, some or all of which may be borrowing from our officers and directors of their affiliates.

We do not expect to raise additional funds to consummate the business combination with Gifted Time Holdings, as the current agreement calls only for stock consideration plus an amount of cash consideration that can be satisfied from the funds we have in our trust account.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Pursuant to the instructions for Item 305(c) of Regulation S-K, this item is not applicable to us for interim periods of this fiscal year.

ITEM 4. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A RISK FACTORS.

There have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-KSB.

ITEM 6. EXHIBITS.

(a)	Exhibits:

3.1 - Certificate of Incorporation*

3.1(a) - Amendment to Certificate of Incorporation*

3.1(b) - Amendment to Certificate of Incorporation**

3.2 - Bylaws*

31.1 - Rule 13a-14(a) Certification by CEO

31.2 - Rule 13a-14(a) Certification by CFO

32.1 - Section 1350 Certification by CEO

32.2 - Section 1350 Certification by CFO

*	Incorporated by reference from the registration statement on Form S-1 (Reg. No. 333-132826)

**	Incorporated by reference from the Current Report on Form 8-K filed August 10, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2007	CHARDAN NORTH CHINA ACQUISITION CORPORATION

	By:	/s/ Li Zhang
Li Zhang Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kerry Propper
Kerry Propper Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)